Form 10-Q
period 1999-07-04
NEW WORLD PASTA CO
filed 1999-09-16
CIK 1081878

                                 United States
                      SECURITIES AND EXCHANGE COMMISSION
                             Washington, DC  20549
                                   Form 10-Q

          X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
          -
                        SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended July 4, 1999

     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
                             EXCHANGE ACT OF 1934

                   For the Transition Period from xxx to xxx

                    Commission File Number  333-76763


                            New World Pasta Company

            (Exact name of registrant as specified in its charter)


              Delaware                             52-2006441
    (State or other jurisdiction                (I.R.S. Employer
    of incorporation or organization)           Identification No.)


                85 Shannon Road, Harrisburg, PA           17112
            (Address of principal executive office)     (zip code)

                                (717) 526-2200
             (Registrant's telephone number, including area code)


        100 Crystal A Drive, Hershey PA                       17033
        (Former Address of principal executive office)      (zip code)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                        YES            NO         X
                              _____             -----

As of August 15, 1999, the registrant had 5,000,000 shares of common stock outstanding and 113,485 shares of preferred stock outstanding.

                            NEW WORLD PASTA COMPANY
                              INDEX TO FORM 10-Q

                                                                                                  Page
Part I.            Financial Information
                   Item 1.  Financial Statements

                   Consolidated Balance Sheets at July 4, 1999 (unaudited),
                   And December 31, 1998                                                             1

                   Consolidated Statements of Income (unaudited) for the Three
                   Months ended July 4, 1999, and six months ended July 4, 1999                      2

                   Consolidated Statements of Cash Flows (unaudited) for the Six
                   Months Ended July 4, 1999 and July 5, 1998                                        3

                   Consolidated Statement of Stockholders' Equity (Deficit)
                   (unaudited) for the six months ended July 4, 1999                                 4

                   Notes to Consolidated Financial Statements                                        5

                   Item 2.  Management's Discussion and Analysis
                            Of Financial Condition and Results of Operations                         8

                   Item 3.  Quantitative and Qualitative Disclosures about
                            Market Risks                                                            17

Part II.           Other Information

                   Item 1.  Legal Proceedings                                                       18

                   Item 2.  Changes in Securities                                                   18

                   Item 3.  Defaults upon Senior Securities                                         18

                   Item 4.  Submission of Matters to Vote of Security                               18

                   Item 5.  Other Information                                                       18

                   Item 6.  Exhibits and Reports on Form 8-K                                        18

PART I -  Financial Information

Item 1 -  Financial Statements

                            NEW WORLD PASTA COMPANY
                          CONSOLIDATED BALANCE SHEETS
                   As of July 4, 1999 and December 31, 1998
                       (in thousands, except share data)

                                                                           1999                1998
                                                                        (unaudited)
                                                                      ---------------     ---------------
ASSETS
Current assets:
 Cash and cash equivalents                                            $        11,198     $             -
 Trade and other receivables, net                                              18,150              18,447
 Inventories, net                                                              22,513              22,547
 Prepaid expenses and other current assets                                      2,149               4,793
 Deferred income taxes                                                          1,642               3,275
                                                                      ---------------     ---------------

   Total current assets                                                        55,652              49,062

Property, plant and equipment, net                                            105,483             108,928
Deferred income taxes                                                         111,899                   -
Intangible assets, net                                                         65,798              67,027
Deferred debt costs, net                                                        9,131                   -
                                                                      ---------------     ---------------

   Total assets                                                       $       347,963     $       225,017
                                                                      ===============     ===============


LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current liabilities:
 Current portion of long-term debt                                    $         1,400     $             -
 Loans payable                                                                    294                   -
 Accounts payable                                                               7,771               9,657
 Accrued marketing costs                                                       12,255              10,932
 Accrued interest                                                               6,582                   -
 Accrued cost of restructuring                                                  2,700                   -
 Other accrued liabilities                                                     11,824               7,675
                                                                      ---------------     ---------------

   Total current liabilities                                                   42,826              28,264

Long term-debt, less current maturities                                       298,250                   -
Deferred income taxes                                                               -              21,937
Employee benefit liabilities                                                    7,872               7,872
                                                                      ---------------     ---------------

   Total liabilities                                                  $       348,948     $        58,073
                                                                      ---------------     ---------------

Mandatorily redeemable cumulative preferred stock, $1,000 par value; 115,000 shares authorized; 113,485 shares issued and
  outstanding as of July 4, 1999                                              119,317                   -
                                                                      ---------------     ---------------

Stockholders' equity (deficit):
 Common Stock, $10 par value; 5,000,000 shares authorized;
   5,000,000 shares issued and outstanding as of July 4, 1999                  50,000                   -
 Additional paid-in capital                                                   112,906                   -
 Retained earnings (deficit)                                                 (283,208)            166,944
                                                                      ---------------     ---------------

   Total stockholders' equity (deficit)                                      (120,302)            166,944
                                                                      ---------------     ---------------

Total liabilities and stockholders' equity (deficit)                  $       347,963     $       225,017
                                                                      ===============     ===============

The notes to consolidated financial statements are an integral part of these consolidated statements.

                                      (1)

Part I - Financial Information

Item 1 - Financial Statements

                            NEW WORLD PASTA COMPANY
                   CONSOLIDATED STATEMENTS OF INCOME (LOSS)
              for the periods ended July 4, 1999 and July 5, 1998
                                (in thousands)

                                                            (unaudited)                               (unaudited)
                                                         Three Months Ended                         Six Months Ended
                                                  July 4, 1999         July 5, 1998         July 4, 1999         July 5, 1998
                                                  ------------         ------------         ------------         ------------
Net sales                                         $     84,531         $     84,263         $    180,802         $    192,910
Cost of sales                                           46,231               45,618               97,844              105,110
                                                  ------------         ------------         ------------         ------------

Gross profit                                            38,300               38,645               82,958               87,800
Selling and marketing expenses                          26,432               26,920               58,192               60,799
General and administrative expenses                      4,035                2,892                6,639                6,011
Non-recurring transaction expenses                         637                    -                7,747                    -
Cost of restructuring                                    2,700                    -                2,700                    -
                                                  ------------         ------------         ------------         ------------

Income from operations                                   4,496                8,833                7,680               20,990
Interest expense, net                                    6,985                    -               12,411                    -
                                                  ------------         ------------         ------------         ------------

Income (loss) before income taxes                       (2,489)               8,833               (4,731)              20,990
Income tax expense (benefit)                            (1,798)               3,365                 (636)               7,997
                                                  ------------         ------------         ------------         ------------

Net income (loss)                                         (691)               5,468               (4,095)              12,993

Dividends on preferred stock                             3,248                    -                5,832                    -
                                                  ------------         ------------         ------------         ------------

Net income (loss) attributable to common stock    $     (3,939)        $      5,468         $     (9,927)        $     12,993
                                                  ============         ============         ============         ============

The notes to consolidated financial statements are an integral part of these consolidated statements

                                      (2)

                            NEW WORLD PASTA COMPANY
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (in thousands)

                                                                                        (unaudited)
                                                                                     Six Months Ended
                                                                             July 4, 1999        July 5, 1998
                                                                             ------------        ------------
Cash flows from operating activities:
 Net income (loss)                                                              $  (4,095)          $  12,993

 Adjustment to reconcile net income (loss) to net cash
  provided by operating activities:
   Depreciation and amortization                                                    7,726               7,394
   Loss from disposal of property, plant and equipment                                 33                   -
   Deferred income taxes                                                             (635)                  -
   Changes in assets and liabilities:
    Trade and other receivables                                                       297                (283)
    Inventories                                                                        34              (4,419)
    Prepaid expenses and other current assets                                       2,644              (1,648)
    Accounts payable                                                               (1,886)             (6,243)
    Accrued marketing costs and other accrued liabilities                          14,754              (1,012)
                                                                                ---------           ---------

     Net cash provided by operating activities                                     18,872               6,782
                                                                                ---------           ---------

Cash flows from investing activities:
 Acquisition of property, plant and equipment                                      (2,589)             (2,196)
                                                                                ---------           ---------


     Net cash used in investing activities                                         (2,589)             (2,196)
                                                                                ---------           ---------

Cash flows from financing activities:
 Proceeds from issuance of debt                                                   470,481                   -
 Proceeds from issuance of preferred stock                                        113,485                   -
 Proceeds from issuance of common stock                                            50,000                   -
 Repayment of debt                                                               (170,537)                  -
 Deferred debt costs                                                               (9,627)                  -
 Advances and withdrawals with former parent prior to
   recapitalization, net                                                           (5,887)             (4,586)
 Repurchase of common stock                                                      (453,000)                  -
                                                                                ---------           ---------

    Net cash used in financing activities                                          (5,085)             (4,586)
                                                                                ---------           ---------

Net increase in cash and cash equivalents                                       $  11,198           $       -
Cash and cash equivalents at beginning of period                                        -                   -
                                                                                ---------           ---------

Cash and cash equivalents at end of period                                      $  11,198           $       -
                                                                                =========           =========

Supplemental disclosures of cash flow information:
 Cash paid during the periods for:
   Interest                                                                     $   5,576           $       -
   Income taxes                                                                        65                   -
 Noncash investing and financing activities:                                                                -
   Deferred tax assets                                                          $ 112,906           $       -
   Preferred stock dividend                                                         5,832                   -
   Deferred tax liabilities                                                        18,662                   -

The notes to consolidated financial statements are an integral part of these consolidated statements
                                      (3)

                            NEW WORLD PASTA COMPANY
           CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)
                       (in thousands, except share data)


                                                                      Six Months Ended July 4, 1999
                                                                               (unaudited)

                                                                                Additional     Retained
                                                         Common Stock             paid-in      Earnings
                                                   Shares           Amount        capital      (deficit)         Total
                                               ---------------   -------------  -----------  -------------   -------------
Balance at January 1, 1999                                   -   $           -  $         -  $     166,944   $     166,944

Net loss                                                     -               -            -         (4,095)         (4,095)

Issuance of common stock                             5,000,000          50,000            -              -          50,000

Preferred stock dividend                                     -               -            -         (5,832)         (5,832)

Advances and withdrawals with former
  parent prior to recapitalization, net                      -               -            -         (5,887)         (5,887)

Repurchase of stockholders' common stock
  and recapitalization followed by
   cancellation
  of treasury stock including income tax
  effects                                                    -               -      112,906       (434,338)       (321,432)

                                               ---------------------------------------------------------------------------
Balance at July 4, 1999                              5,000,000   $      50,000  $   112,906  $    (283,208)  $    (120,302)
                                               ===========================================================================

The notes to consolidated statements are an integral part of these consolidated statements.

                                      (4)

NEW WORLD PASTA COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.   Basis of Presentation

          The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the quarter ended July 4, 1999 or for the six months ended July 4, 1999 are not necessarily indicative of the results that may be expected for the year ended December 31, 1999. These financial statements should be read in conjunction with management's discussion and analysis included in Item 2. In addition, for further disclosures, see the audited financial statements for the year ended December 31, 1998 included in the Company's Registration Statement on Form S-4 declared effective August 3, 1999 (Reg. No. 333-76763).

          New World Pasta Company uses a calendar year annual reporting period, with interim reporting broken down into 4-4-5 (4 week- 4 week -5 week) monthly periods within each quarterly period. The Company's quarterly periods in 1999 end on April 4, July 4 and October 3 compared to April 5, July 5 and October 4 during 1998.

2.   Description of Business

          On January 28, 1999, Hershey Foods Corporation (HFC) completed a recapitalization whereby New World Pasta LLC and Miller Pasta LLC acquired a controlling interest in Hershey Pasta Group (HPG) while Hershey Chocolate & Confectionery Corporation (HCCC), an HFC wholly owned subsidiary, retained a substantial minority ownership interest. Prior to the recapitalization, HFC completed a reorganization in which Hershey Pasta Manufacturing Company (HPMC) became a wholly owned subsidiary of HCCC and the net assets of HPG were transferred into HPMC. HPMC subsequently changed its name to New World Pasta Company (New World Pasta).

          As part of the recapitalization, New World Pasta repurchased $307.7 million of its common stock from HCCC, and New World Pasta LLC directly purchased from HCCC $100.6 million of mandatorily redeemable non-voting preferred stock and $41.7 million of common stock. New World Pasta issued $12.8 million of mandatorily redeemable non-voting preferred stock and $5.3 million of common stock directly to Miller Pasta LLC. Upon completion of the recapitalization, HCCC retained 6.0% of the voting equity of New World Pasta, and New World Pasta LLC and Miller Pasta LLC held 83.4% and 10.6%, respectively. The historical basis of accounting for New World Pasta has been maintained.

                                      (5)

          New World Pasta manufactures and sells quality pasta products in a variety of shapes, sizes, flavors and packages throughout the United States. New World Pasta markets its products on a regional basis under several brand names, including AMERICAN BEAUTY, IDEAL BY SAN GIORGIO, LIGHT N'FLUFFY, MRS. WEISS', P&R, RONZONI, SAN GIORGIO and SKINNER. The company also manufactures certain private label brands as well as products for industrial and foodservice customers.

3.   Inventories

          New World Pasta values much of its inventories under the last-in, first-out (LIFO) method and the remaining inventories at the lower of first-in, first-out (FIFO) cost or market. Inventories valued using the LIFO method totaled $7.9 million as of July 4, 1999 and December 31, 1998. All inventories were stated at amounts that did not exceed realizable values. Total inventories were as follows:

                                                     July 4,  December 31,
                                                      1999       1998
                                                    ---------  ---------
                                                       (In thousands)

               Raw materials......................  $   5,258  $   5,901
               Work in process....................        337        320
               Finished goods.....................     17,459     17,309
                                                    ---------  ---------
               Inventories at FIFO................     23,054     23,530
               Adjustment to LIFO.................       (541)      (983)
                                                    ---------  ---------
                    Total inventories.............  $  22,513  $  22,547
                                                    =========  =========

4.   Long-Term Debt

          The Company's long-term debt is summarized as follows:

                                                                  (in
                                                               thousands)

          9 1/4% Senior Subordinated Notes due 2009
           ("Notes")....................................       $ 160,000
          Term Loan.....................................         139,650
                                                               ---------
                                                                 299,650
          Less current portion..........................           1,400
                                                               ---------

                                                               $ 298,250
                                                               =========


          The Company has entered into a senior credit facility (the "Credit Facility") that currently provides for a term loan that bears interest at either an alternate base rate plus 2.25% or a reserve-adjusted LIBOR rate plus 3.25%. On July 4, 1999, the effective interest rate on the term loan was 8.25%. The term loan matures in 2006. The term loan is repaid in quarterly payments of $350,000 through March 2005, $32,900,000 on June 30, September 30

                                      (6)
and December 31, 2005, with the balance paid at maturity. The Company has fixed the interest rate on $50.0 million of the outstanding debt at 5.645% plus the credit agreement interest spread by entering into an interest rate swap agreement. The credit facility provides for a revolving loan of up to $50.0 million. This portion of the facility bears interest at variable rates as provided in the terms of the facility. No amount has been borrowed under this portion of the facility at July 4, 1999.

          The Credit Facility requires the Company to comply with specified financial tests, maintain specified financial ratios and restricts the Company's ability to undertake certain actions. The Company is in compliance with the provisions of the Credit Facility.

5.   Restructuring Charge

          In the second quarter of 1999, the Company recorded a restructuring charge, including related asset writedowns of $2.7 million. The restructuring involves closure of the Kansas City, Kansas plant, which was a dedicated facility for industrial business. The major industrial customer serviced by this facility did not renew its contract, resulting in the decision to close the facility. The plant ceased operations on August 20, 1999, and 61 of the 62 personnel currently employed at the facility were displaced. This action was contemplated during the time the business was being recapitalized by HFC and the affected personnel were notified in February of 1999 that this action may be necessary if replacement industrial business was not obtained in the intervening period.

          Included in the restructuring charge is a non-cash charge of approximately $1.6 million and accruals for cash charges for approximately $1.1 million as follows:

                                Original          Utilized           Balance at
                                             ------------------
       (In millions)            Balance      Cash       Noncash     July 4, 1999
--------------------------------------------------------------------------------

Severance & other
Employee related costs          $   0.6      $   ---    $   ---     $        0.6

Other facility exit costs       $   0.5      $   ---    $   ---     $        0.5
--------------------------------------------------------------------------------
Total costs                     $   1.1      $   ---    $   ---     $        1.1
--------------------------------------------------------------------------------

6.  Subsidiary Financial Information

    Effective January 28, 1999, the Company has two wholly owned subsidiaries, Pasta Group L.L.C. and Winchester Pasta, L.L.C. (collectively, the "Subsidiaries"). Set forth below is summarized financial information attributed to the combined Subsidiaries.Summarized financial information is presented for the Subsidiaries because the Company's management does not believe that the information provided in separate financial statements would be material to investors.

                                                                        (Unaudited)                          (Unaudited)
                                              Year                  Three Months Ended                    Six Months Ended
                                           Ended 1998        July 4, 1999       July 5, 1998       July 4, 1999       July 5, 1998
                                        ---------------    ----------------   ----------------   ----------------   ----------------
Net Sales...........................        $ 303,697          $   69,348        $   66,323         $   147,171          $ 151,055
Gross Profit........................          152,459              36,974            35,863              79,272             80,158
Operating income....................           32,973               7,011             6,064              15,280             13,376
Net income..........................           18,136               7,243             3,252              15,512              7,380
Current assets......................           46,719              56,576                                56,576
Non-current assets..................          142,402             224,103                               224,103
Current liabilities.................           18,966              27,492                                27,492
Non-current liabilities.............           22,937               9,581                                 9,581

          These Subsidiaries have, jointly and severally, fully and unconditionally guaranteed the obligations of the Company with respect to the Notes. The covenants of the Notes and the Credit Facility do not restrict the ability of the Subsidiaries to make cash distributions to the Company.

          The summarized financial information for the Subsidiaries has been prepared from the books and records of the Company. The summarized financial information may not necessarily be indicative of the results of operations or financial position had the Subsidiaries operated as independent entities.

                                      (7)

PART I. - FINANCIAL INFORMATION

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward Looking Statements

          The discussion set forth below, as well as other portions of this quarterly report, and other reports and statements filed by the Company from time-to-time with the Securities and Exchange Commission contain, or may contain, statements concerning potential future events. Such forward-looking statements are based upon the beliefs of, and the information currently available to the Company's management, as well as estimates and assumptions made by the Company's management, including assumptions about uncertainties and risks. Readers can identify these forward-looking statements by the use of such verbs as "expects", "anticipates", "believes", "estimates", "intends", "plans" or similar verbs or conjugations of such verbs. If circumstances arise, the Company's actual results could materially differ from those anticipated by such forward-looking statements. The differences could be caused by a number of factors or a combination of these factors. Among these factors are the following:

 .    our high degree of leverage;
 .    the historic variability in the price of raw materials;
 .    the risks associated with several of our new marketing initiatives;
 .    intense levels of competition in the pasta industry;
 .    our ability to implement our year 2000 compliance plan;
 .    our ability to successfully integrate any future acquisitions;
 .    possible conflicts of interest; and
 .    changes in laws and regulations.

          Readers are strongly encouraged to consider these factors and others mentioned in our Registration Statement on Form S-4 (Reg. No. 333-76763) declared effective August 3, 1999, when evaluating any such forward-looking statements in this quarterly report. The Company undertakes no responsibility to update any forward-looking statements contained in this report.

General

          New World Pasta's primary business is the production of dry pasta, which is marketed and sold under regional brands through supermarkets and foodstores. Our operations are a continuation of the operations of HPG, which began as a division of HFC in 1966. In a series of transactions that were completed prior to the recapitalization in which our current principals acquired control of New World Pasta, all of HFC's pasta-related operations were combined into HPMC and its subsidiaries and HPMC's name was changed to New World Pasta Company.

                                      (8)

Results Of Operations

          Three Months Ended July 4, 1999 Compared With Three Months Ended July 5, 1998

Net Sales

          Net sales increased by $0.3 million, or 0.3% for the second quarter ended July 4, 1999 compared to the second quarter ended July 5, 1998. The increase was primarily due to increases in unit volume offset partially by a net price decline. Volume increased by approximately 1.1 million pounds due primarily to growth in branded sales volume. Branded sales volume increased 2.6 million pounds or 3.2% from the similar period in 1998. The net sales increase was also impacted by slightly lower unsaleables during the second quarter of $0.3 million, 11.8% lower than the previous year's second quarter. Conversely, Food Service volume decreased by 1.0 million pounds due to the loss of a major Food Service account late in 1998.

          The incremental branded volume is primarily the result of our revised marketing strategy that includes pricing and promotional program changes. Implementation of these changes was initiated during May, 1999 beginning with the Eastern markets. The full impact of the revised price and promotion strategy is not expected to be realized until the second half of 1999, when the retail execution of these new promotion strategies is broadly implemented.

Cost Of Sales

          Cost of sales increased by $0.6 million or 1.3% from the second quarter of 1998 primarily due to the increase in volume described above. Durum/semolina costs declined 1.7% in the second quarter of 1999 compared to the second quarter of 1998. Packaging material costs, which increased over 6.0% from the prior year's second quarter had an unfavorable impact on the quarterly results. Freight costs were also slightly lower than the second quarter of 1998 due to favorable freight rates. As a result of these higher costs and increased volume, gross profit declined by $0.3 million or 0.9% from the second quarter of 1998, reflecting the higher net sales revenue entirely offset by slightly higher costs. Gross margin of $38.3 million was 45.3% of sales for the second quarter of 1999 compared to $38.6 million, or 45.9% of sales for the second quarter of 1998.

Selling and Marketing Expenses

          Selling and marketing costs declined by $0.5 million or 1.8% from the second quarter of 1998. Selling costs increased by $0.1 million or 1.9% from the previous year's second quarter as a result of slightly higher benefit and personnel costs. Volume-sensitive trade promotions increased by $0.3 million or 1.4%. This cost reflected renewed promotional efforts of new company management and paralleled the case growth

                                      (9)
in branded sales during the period. Consumer promotion spending decreased $0.5 million or 50.5%, primarily due to timing changes in the consumer promotion schedule. Advertising costs decreased by $0.2 million or 9.7% due to decreased emphasis on this promotional vehicle. Other marketing costs decreased by $0.2 million or 16.7% from the second quarter of 1998 due to reduced packaging change costs and marketing research.

General and Administrative Expenses

          General and administrative costs increased by $1.1 million or 39.5% primarily due to costs incurred to transition to an independent operating company. General and administrative costs also increased due to the transition from the shared service cost allocation used by HFC. Since the transition from HFC is essentially complete, the Company expects general and administrative costs to stabilize in the coming quarter.

Cost Of Restructuring

          The cost of restructuring of $2.7 million is the estimated cost of executing the closing of the Kansas City, Kansas plant announced May 20, 1999. Included in this estimate is the cost of severance for plant employees, the write-off of equipment, as well as other facility exit costs. While the Company expects such charge to be approximately $2.7 million, no assurances can be made that such cost will not be in excess of the $2.7 million already recorded.

Income From Operations

          Income from operations for the quarter ended July 4, 1999 was $4.5 million, a decline of $4.3 million or 49.1% compared to the quarter ended July 5, 1998. The decrease was primarily due to an increase in cost of sales, non-recurring transaction expenses, costs incurred to transition to an independent operating company, and expenses attributable to the planned Kansas City plant closing.

Income Taxes

          The income tax benefit for the second quarter ended July 4, 1999 reflects the anticipated tax benefits resulting from the loss for the period and adjustments to income taxes based on further analysis of permanent differences between book and tax for non-recurring transaction expenses.

Net Income (Loss)

          The Company experienced a net loss of $0.7 million for the second quarter of 1999 compared to $5.5 million of income in the second quarter of 1998. This decrease was due primarily to increases in cost of sales, non-recurring transition expenses, costs incurred to transition to an independent company, expenses attributable to the Kansas City plant closing and to the interest expense on the Company's outstanding debt.

                                      (10)

Results Of Operations

          Six Months Ended July 4, 1999 Compared With the Six Months Ended July 5, 1998

Net Sales

          Net sales decreased by $12.1 million, or 6.3% for the six-month period ended July 4, 1999 compared to the six-month period ended July 5, 1998. The decrease for the six-month period ended July 4, 1999 was primarily due to decreases in unit volume and to a lesser extent net price declines. The continued effect of HFC's strategy, focused on short-term return on investment at the expense of sales unit growth, was the main reason for the volume shortfall. Volume was also negatively effected by the loss of a major Food Service account late in 1998. Comparison of the first six months of 1999 to the first six months of 1998 is also impacted by the difference in competitive intensity prevalent within the industry. Management expects sales unit growth over the last six months of 1999 to offset the majority of the volume decline in the first six-month period. This expected sales growth will be the result of the full retail implementation and execution of price and promotion strategies recently implemented by new management.

Operating Expenses:

Cost Of Sales

          Cost of sales declined by $7.3 million or 6.9% from the first six months of 1998. In addition to the reduction resulting from the volume decline, the most significant factor was the impact of lower durum/semolina costs during the period. Durum/ semolina costs declined 13.0% during the first six months of 1999 versus the first six months of 1998. Freight costs were also slightly lower than the first six months of 1998 due to favorable freight rates and improved inventory management. Gross profit declined by $4.8 million or 5.5% from the first six months of 1998, reflecting the lower level of sales revenue partially offset by the aforementioned cost reductions. Gross margin of $83.0 million was 45.9% of sales for the first six months of 1999 compared to $87.8 million, or 45.5% of sales for the first six months of 1998.

Selling and Marketing Costs

          Selling and marketing costs declined by $2.6 million or 4.3% as compared to the first six months of 1998. Selling costs increased by $0.1 million or 0.7% from the previous year's first six months. Slightly higher benefit, personnel and other administrative costs provided an offset to the volume-driven decline in this area. Volume-sensitive trade promotions declined by $1.3 million or 3.0%, due to the reduced volume and due to changes in promotional strategy. Advertising costs declined $0.5 million or 13.9%, as a result of changes in promotional management strategy. Consumer promotion spending decreased $0.8 million or 41.0%, due to reduced emphasis on this promotional vehicle during this period. Other Marketing costs decreased by $0.1 million, or 3.0% from year-to-year, due to decreased marketing research.

                                      (11)

General and Administrative Costs

          General and administrative costs increased by $0.6 million or 10.5% primarily due to costs incurred to transition to an independent operating company. Reduced employee relocation costs, dues and subscriptions and bad debt expenses somewhat offset these transition costs.

Cost Of Restructuring

          The cost of restructuring of $2.7 million is the estimated cost of executing the closing of the Kansas City, Kansas plant announced May 20, 1999. Included in this estimate is the cost of severance for plant employees, the write-off of equipment, as well as other facility exit costs. While the Company expects such charge to be approximately $2.7 million, no assurances can be made that such cost will not be in excess of the $2.7 million already recorded.

Income From Operations

          Income from operations for the six months ended July 4, 1999, was $7.7 million, a decline of $13.3 million or 63.4% compared to the six months ended July 5, 1998. The decrease in income from operations was due primarily to the cost of restructuring, non-recurring transaction expenses, costs incurred to transition to an independent operating company and the decrease in sales volume, offset partially by a decrease in other operating expenses.

Income Taxes

          The income tax benefit for the six months ended July 4, 1999 of $0.6 million reflects the anticipated tax benefits resulting from the loss for the period adjusted for estimated permanent differences between book and tax for non-recurring transaction expenses.

Net Income (Loss)

          The Company experienced a net loss of $4.1 million for the first six months of 1999 compared to $13.0 million of net income in the first six months of 1998. This decrease was due to increases in non-recurring transaction expenses, costs incurred to transition to an independent operating company, expenses attributable to the Kansas City plant closing and to the interest expense on the Company's outstanding debt.

                                      (12)

Liquidity and Capital Resources

          The Company's primary sources of liquidity are cash provided by operations and borrowings under its Credit Facility. Cash and cash equivalents totaled $11.2 million at July 4, 1999, and working capital was $11.2 million as of July 4, 1999, compared to $20.8 million as of December 31, 1998. The decrease in working capital was primarily the result of increased accrued liabilities partially offset by increased cash and cash equivalents. The current ratio was
1.30 at July 4, 1999, compared to 1.74 at December 31, 1998.

          The Company's net cash provided by operating activities was $18.9 million for the six months ended July 4, 1999, compared to $6.8 million for the six months ended July 5, 1998. This increase was due to a decrease in the Company's inventory purchases and increases in accrued liabilities.

          Net cash used in investing activities totaled $2.6 million for the six months ended July 4, 1999 versus $2.2 million for the six months ended July 5, 1998 primarily due to slightly higher capital spending levels.

          Net cash used in financing activities for the six months ended July 4, 1999 reflects the payment of debt proceeds received in conjunction with the recapitalization, the issuance of debt ($470.5 million), the net proceeds from issuance of the preferred stock ($113.5 million) and the issuance of common stock ($50.0 million), offset primarily by the repurchase of common stock ($453.0 million). Additionally, the Company made an advanced principal payment of $10.0 million during the six-month period ended July 5, 1999.

          The covenants of the Notes and the Credit Facility do not restrict the ability of the Subsidiaries to make cash distributions to the Company.

          Management believes that net cash provided by operations, together with availability under the revolving loan portion of its credit facility, will be sufficient to meet the Company's expected capital and liquidity needs for the foreseeable future.

                                      (13)

Year 2000 Compliance

          Many computer systems in use today were designed and developed using two digits, rather than four, to specify the year. As a result, these systems will recognize the Year 2000 as "00." This could cause many computer applications to fail completely or to create erroneous results unless corrective measures are taken. New World Pasta utilizes software and related computer technologies essential to its operations that will be affected by the Year 2000 Problem. While it is difficult to assess the exact nature of the consequences to New World Pasta of a failure to be Year 2000 compliant, it has been determined that such a failure could have a material adverse effect on New World Pasta's operations.

          New World Pasta's effort to address the Year 2000 Problem has been divided into five phases.

Assessment

          In this first phase, which the Company has largely completed, the Company assessed its hardware and software systems, and the embedded systems contained in the Company's buildings, plants, equipment and other infrastructure. The Company's goal was to identify and prioritize those areas of the business operations affected by the Year 2000 Problem. As a result of this review, the Company has:

 .    identified the kind and amount of necessary resources, such as money and labor needed in our remediation effort,
 .    determined validation strategies and testing plans on a system-wide basis,
     and
 .    determined the need for contingency plans, particularly for core business processes.

Renovation

          The second phase involves making software and hardware changes, developing replacement systems, and eliminating non-functional applications or system components. The Company entered into a contract with a vendor to perform the remediation of the mission critical software on the AS/400. The project was completed on schedule in August, 1999. The Company has also completed significant testing of embedded systems and hardware in the plants and has found its exposure to be minimal. The Company does however have to remediate certain plant systems that interface with the Company's AS/400. This plant system remediation is expected to be completed during November, 1999. The Company has also engaged an independent third party to review its Year 2000 remediation plans, and actions taken to date. This review commenced late in the second quarter of 1999 and is expected to be completed in the third quarter.

Validation

          As the Company makes changes to applications and components of its systems, the Company's intention is to validate and test those changes for Year 2000 compliance. The Company is performing validation and testing on a system-wide basis to ensure that

                                      (14)
the changes are compatible with other aspects of its information systems. Acceptance testing is also being conducted where it deems necessary. Much of this testing has been satisfactorily completed and the Company anticipates finalizing this phase during November 1999.

Implementation

          This phase involves integrating the changes made as part of the above process into New World Pasta's overall information system. As the Company implements and integrates the identified changes, it may discover that its systems include other non-compliant Year 2000 applications and components. The Company does not expect this integration to have any significant adverse effect upon its operations, but will develop appropriate contingency and disaster recovery plans to reduce the risk of such effects. Much of this implementation has been completed at this time, without any material adverse consequences. The Company anticipates completing implementation of Year 2000 applications for our mission-critical systems during November 1999.

Third-Party Compliance

          The Company realizes that third-party suppliers and customers could affect our Year 2000 readiness. It has made contact with many of its key suppliers to determine their Year 2000 compliance. The Company is making additional contacts and taking necessary steps to ensure that our primary customers and suppliers are Year 2000 compliant.

Contingency Plans

          The Company is in the process of finalizing its contingency plans, including the identification of its most reasonably likely worst-case scenarios and methods to address any disruption which could occur as a result of these scenarios. Contingency plans may include stockpiling raw and packaging materials, increasing finished goods inventory levels, securing alternate suppliers and developing manual processes to address issues that could result from a system failure.

          Costs incurred to date to address the Year 2000 Problem have been $0.4 million. The Company expects to incur incremental expenses of approximately $0.6 million through the end of 1999 to resolve any known Year 2000 Problems that relate to mission critical systems.

                                      (15)

New Accounting Standard

          In June 1998, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 133, "Accounting for Derivative Instruments and Hedging Activities" (the Standard). The Standard establishes comprehensive accounting and reporting standards for derivative instruments and hedging activities that require a Company to record the derivative instrument at fair value in the balance sheet.

          Furthermore, the derivative instrument must meet specific criteria or the change in its fair value is to be recognized in earnings in the period of change. To achieve hedge accounting treatment the derivative instrument needs to be part of a well-documented hedging strategy that describes the exposure to be hedged, the objective of the hedge and a measurable definition of its effectiveness in hedging the exposure. In June 1999, the FASB issued SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Data of SFAS No. 133." SFAS No. 137 delays the Standard effective date to the beginning of the first quarter of the fiscal year beginning after June 15, 2000. Adoption of this statement is not expected to have a material effect on the Company's financial statements.

                                      (16)

PART I.  FINANCIAL INFORMATION

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

       New World Pasta is subject to market risk associated with some commodity prices and, effective with the revolving credit agreement it entered into in January 1999, changes in interest rates. At December 31, 1998, New World Pasta had open commodity futures contracts with approximately $2.0 million of deferred losses. During the first half of 1999, New World Pasta closed out these contracts and recognized $1.0 million of losses. At July 4, 1999, New World Pasta had approximately $1.0 million of deferred losses that will be recognized during the second half of 1999. New World Pasta has entered into a procurement agreement with Miller Milling Company, a related party, pursuant to which Miller Milling Company will supply all of the Company's raw material commodities. Accordingly, the Company does not anticipate entering into any further commodity futures contracts.

       To manage the risk of fluctuations in interest rates, New World Pasta's borrowings are a mix of fixed and floating rate obligations. This includes the $160.0 million of notes that bear interest at a 9.25% fixed rate and are due 2009. New World Pasta's $140.0 million term loan bears interest at a floating rate. In May 1999, New World Pasta entered into an interest rate swap agreement that converts $50 million of this floating interest rate debt to a fixed rate. The interest rate under the interest rate swap agreement is approximately 8.9%, and expires June 2, 2002. The carrying amount of New World Pasta's debt obligations approximates the fair value of similar debt instruments of comparable maturity, and the interest rate market risk is currently not considered significant.

                                      (17)

PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

         Not Applicable


ITEM 2.  CHANGES IN SECURITIES

         Not Applicable


ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

         Not Applicable


ITEM 4.  SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS

         Not Applicable


ITEM 5.  OTHER INFORMATION

         Not Applicable


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         a)  Exhibits
             Exhibit 27 Financial Data Schedule

         b)  Form 8-K's
             Not Applicable

                                      (18)

SIGNATURES

       Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

       Signatures.

                                                    NEW WORLD PASTA COMPANY

          Date:             September 16, 1999      /s/James A. Bohenick
                         -----------------------    ----------------------------
                                                    James A. Bohenick
                                                    Vice President, Finance and
                                                         Chief Financial Officer



          Date:             September 16, 1999      /s/Thomas P. Boran
                         -----------------------    ----------------------------
                                                    Thomas P. Boran
                                                    Chief Accounting Officer

                                      (19)