Form 10-Q
period 1999-10-03
NEW WORLD PASTA CO
filed 1999-11-10
CIK 1081878

                                 United States
                      SECURITIES AND EXCHANGE COMMISSION
                             Washington, DC 20549
                                   Form 10-Q

          X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
         ---            SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended October 3, 1999

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


                          YES    X              NO
                               -----                 ----

As of October 3, 1999, the registrant had 5,000,000 shares of common stock outstanding, par value $10, and 113,485 shares of preferred stock outstanding.

                            NEW WORLD PASTA COMPANY
                              INDEX TO FORM 10-Q



                                                                                 Page
Part I.       Financial Information

              Item 1.  Financial Statements

              Consolidated Balance Sheets at October 3, 1999 (unaudited),
              and December 31, 1998                                                 1

              Consolidated Statements of Income (Loss) (unaudited) for the
              Three Months ended October 3, 1999, and October 4, 1998, and          2
              Nine Months Ended October 3, 1999, and October 4, 1998


              Consolidated Statements of Cash Flows (unaudited) for the Nine
              Months Ended October 3, 1999 and October 4, 1998                      3


              Consolidated Statement of Stockholders' Equity (Deficit)
              (unaudited) for the Nine Months Ended October 3, 1999                 4


              Notes to Consolidated Financial Statements                            5

              Item 2.  Management's Discussion and Analysis
              of Financial Condition and Results of Operations                      9

              Item 3.  Quantitative and Qualitative Disclosures about
              Market Risk                                                          18

Part II.      Other Information

              Item 1.  Legal Proceedings                                           19

              Item 2.  Changes in Securities                                       19

              Item 3.   Defaults upon Senior Securities                            19

              Item 4.  Submission of Matters to Vote of Security Holders           19

              Item 5.   Other Information                                          19

              Item 6.  Exhibits and Reports on Form 8-K                            19

PART I   -  Financial Information
Item 1   -  Financial Statements

                            NEW WORLD PASTA COMPANY
                          CONSOLIDATED BALANCE SHEETS
                  As of October 3, 1999 and December 31, 1998
                       (in thousands, except share data)
                                                                           October 3,       December 31,
                                                                             1999              1998
                                                                         (unaudited)
ASSETS
Current assets:
 Cash and cash equivalents                                                  $   7,176     $         -
 Trade and other receivables, net                                              24,349              18,447
 Inventories, net                                                              22,407              22,547
 Prepaid expenses and other current assets                                      1,795               4,793
 Deferred income taxes                                                          8,264               3,275
                                                                      -----------------   ---------------

   Total current assets                                                        63,991              49,062
                                                                      -----------------   ---------------

Property, plant and equipment, net                                            103,058             108,928
Deferred income taxes                                                          97,831                   -
Intangible assets, net                                                         65,184              67,027
Deferred debt costs, net                                                        8,833                   -
                                                                      -----------------   ---------------

Total assets                                                                $ 338,897            $225,017
                                                                      =================   ===============

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current liabilities:
 Current portion of long-term debt                                          $   1,400     $             -
 Loans payable                                                                    146                   -
 Accounts payable                                                              11,742               9,657
 Accrued marketing costs                                                       12,338              10,932
 Accrued interest                                                               4,990                   -
 Accrued cost of restructuring                                                  2,114                   -
 Other accrued liabilities                                                     12,875               7,675
                                                                      -----------------   ---------------

   Total current liabilities                                                   45,605              28,264

Long term-debt, less current maturities                                       297,900                   -
Deferred income taxes                                                               -              21,937
Employee benefit liabilities                                                    7,872               7,872
                                                                      -----------------   ---------------

   Total liabilities                                                          351,377              58,073
                                                                      -----------------   ---------------

Mandatorily redeemable cumulative preferred stock, $1,000 par value; 115,000 shares authorized; 113,485 shares issued and
  outstanding as of October 3, 1999                                           122,722                   -
                                                                      -----------------   ---------------

Stockholders' equity (deficit):
 Common Stock, $10 par value; 5,000,000 shares authorized;
   5,000,000 shares issued and outstanding as of October 3, 1999               50,000                   -
 Additional paid-in capital                                                   106,900                   -
 Retained earnings (deficit)                                                 (292,102)            166,944
                                                                      -----------------   ---------------

   Total stockholders' equity (deficit)                                      (135,202)            166,944
                                                                      -----------------   ---------------

Total liabilities and stockholders' equity (deficit)                        $ 338,897            $225,017
                                                                      =================   ===============

The notes to consolidated financial statements are an integral part of these consolidated financial statements.


                                       (1)

Part I - Financial Information
Item 1 - Financial Statements

                            NEW WORLD PASTA COMPANY
                   CONSOLIDATED STATEMENTS OF INCOME (LOSS)
           for the periods ended October 3, 1999 and October 4, 1998
                                (in thousands)

                                                              (unaudited)                      (unaudited)
                                                          Three Months Ended                Nine Months Ended

                                                   October 3,            October 4,       October 3,         October 4,
                                                   ----------            ----------       ----------         ---------
                                                      1999                  1998             1999               1998
                                                      ----                  ----             ----               ----

Net sales                                                $86,956            $89,242         $267,758           $282,152
Cost of sales                                             45,491             49,522          143,335            154,632
                                                 ---------------     --------------     ------------        -----------

Gross profit                                              41,465             39,720          124,423            127,520
Selling and marketing expenses                            26,955             24,064           85,147             84,863
General and administrative expenses                        4,288              3,732           10,928              9,743
Non-recurring transaction expenses                           217                  -            7,964                  -
Cost of restructuring                                          -                  -            2,700                  -
                                                 ---------------     --------------     ------------        -----------

Income from operations                                    10,005             11,924           17,684             32,914
Interest expense, net                                      7,052                  -           19,463                  -
                                                 ---------------     --------------     ------------        -----------

Income (loss) before income taxes                          2,953             11,924           (1,779)            32,914
Income tax expense (benefit)                               1,441              4,543              805             12,540
                                                 ---------------     --------------     ------------        -----------

Net income (loss)                                          1,512              7,381           (2,584)            20,374

Dividends on preferred stock                               3,405                  -            9,237                  -
                                                 ---------------     --------------     ------------        -----------

Net income (loss) attributable to common stock           $(1,893)           $ 7,381         $(11,821)          $ 20,374
                                                 ===============     ==============     ============        ===========


The notes to consolidated financial statements are an integral part of these consolidated financial statements


                                       (2)

                            NEW WORLD PASTA COMPANY
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (in thousands)

                                                                                                (unaudited)
                                                                                              Nine Months Ended
                                                                                       October 3,         October 4,
                                                                                       ----------         ----------
                                                                                         1999               1998
                                                                                         ----               ----

Cash flows from operating activities:
 Net income (loss)                                                                      $  (2,584)         $ 20,374

 Adjustment to reconcile net income (loss) to net cash
  provided by operating activities:
   Depreciation and amortization                                                           11,573            11,086
   Loss from disposal of property, plant and equipment                                         42               (11)
   Deferred income taxes                                                                      805                 -
   Changes in assets and liabilities:
    Trade and other receivables                                                            (5,902)           (2,127)
    Inventories                                                                               140              (815)
    Prepaid expenses and other current assets                                               2,998            (2,083)
    Accounts payable                                                                        2,085            (3,336)
    Accrued marketing costs and other accrued liabilities                                  13,710            (1,794)
                                                                             --------------------     -------------

     Net cash provided by operating activities                                             22,867            21,294
                                                                             --------------------     -------------

Cash flows from investing activities:
 Acquisition of property, plant and equipment                                              (3,108)           (4,398)
                                                                             --------------------     -------------

     Net cash used in investing activities                                                 (3,108)           (4,398)

                                                                             --------------------     -------------

Cash flows from financing activities:
 Proceeds from issuance of debt                                                           470,481                 -
 Proceeds from issuance of preferred stock                                                113,485                 -
 Proceeds from issuance of common stock                                                    50,000                 -
 Repayment of debt                                                                       (171,035)                -
 Deferred debt costs                                                                       (9,627)                -
 Advances and withdrawals with former parent prior to
   Recapitalization, net                                                                   (5,887)          (16,896)
 Repurchase of common stock                                                              (460,000)                -
                                                                             --------------------     -------------

    Net cash used in financing activities                                                 (12,583)          (16,896)
                                                                             --------------------     -------------

Net increase in cash and cash equivalents                                                   7,176                 -
Cash and cash equivalents at beginning of period                                                -                 -
                                                                             --------------------     -------------

Cash and cash equivalents at end of period                                              $   7,176     $           -
                                                                             ====================     =============

Supplemental disclosures of cash flow information:
 Cash paid during the periods for:
   Interest                                                                             $  13,692     $           -
   Income taxes                                                                                65                 -
 Noncash investing and financing activities:
   Deferred tax assets                                                                  $ 106,900     $           -
   Preferred stock dividend                                                                 9,237                 -
   Deferred tax liabilities                                                                18,662                 -

The notes to consolidated financial statements are an integral part of these consolidated financial statements

                                       (3)

                            NEW WORLD PASTA COMPANY
           CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)
                       (in thousands, except share data)


                                                                Nine Months Ended October 3, 1999
                                                                          (unaudited)

                                                                           Additional   Retained
                                                        Common Stock        paid-in     Earnings
                                                    Shares        Amount    capital    (deficit)      Total
                                                    ------        ------    -------    ---------      -----

Balance at January 1, 1999                                   -   $      -  $        -   $ 166,944    $ 166,944

Net loss                                                     -          -           -      (2,584)      (2,584)

Issuance of common stock                             5,000,000     50,000           -           -       50,000

Preferred stock dividend                                     -          -           -      (9,237)      (9,237)

Advances and withdrawals with former
  parent prior to recapitalization, net                      -          -           -      (5,887)      (5,887)

Repurchase of stockholders' common stock
  and recapitalization followed by
   cancellation
  of treasury stock including income tax
  effects                                                    -          -     106,900    (441,338)    (334,438)

                                             -----------------------------------------------------------------
Balance at October 3, 1999                           5,000,000    $50,000    $106,900   $(292,102)   $(135,202)
                                             =================================================================


The notes to consolidated financial statements are an integral part of these consolidated financial statements.


                                      (4)

                            NEW WORLD PASTA COMPANY
                        NOTES TO CONSOLIDATED FINANCIAL
                                  STATEMENTS

1.    Basis of Presentation

     The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the quarter ended October 3, 1999 or for the nine months ended October 3, 1999 are not necessarily indicative of the results that may be expected for the year ending December 31, 1999. These financial statements should be read in conjunction with management's discussion and analysis of financial condition and results of operations included in Item 2. In addition, for further disclosures, see the audited financial statements for the year ended December 31, 1998 included in the Company's Registration Statement on Form S-4 declared effective August 3, 1999 (Reg. No. 333-76763).

     New World Pasta Company (New World Pasta or the Company) uses a calendar year annual reporting period, with interim reporting broken down into 4-4-5 (4 week - 4 week - 5 week) monthly periods within each quarterly period. The Company's quarterly periods in 1999 end on April 4, July 4, and October 3 compared to April 5, July 5, and October 4 during 1998.

2.   Description of Business

     On January 28, 1999, Hershey Foods Corporation (HFC) effected a recapitalization whereby New World Pasta LLC and Miller Pasta LLC acquired a controlling interest in Hershey Pasta Group (HPG), a division of HFC and the predecessor of New World Pasta. In the recapitalization, Hershey Chocolate & Confectionery Corporation (HCCC), an HFC wholly-owned subsidiary, retained a substantial minority ownership interest. Prior to the recapitalization, HFC completed a reorganization in which Hershey Pasta Manufacturing Company (HPMC) became a wholly-owned subsidiary of HCCC and the net assets of HPG were transferred into HPMC. HPMC subsequently changed its name to New World Pasta Company.

     As part of the recapitalization, New World Pasta repurchased $307.7 million of its common stock from HCCC, and New World Pasta LLC directly purchased from HCCC $100.6 million of mandatorily redeemable non-voting preferred stock and $41.7 million of common stock. New World Pasta issued $12.8 million of mandatorily redeemable non-voting preferred stock and $5.3 million of common stock directly to Miller Pasta LLC. Upon completion of the recapitalization, HCCC retained 6.0% of the voting equity of New World Pasta, and New World Pasta LLC and Miller Pasta LLC held 83.4% and 10.6%, respectively. The historical basis of accounting for New World Pasta has

                                      (5)
been maintained. The recapitalization transaction was finalized with a final settlement payment of $7.0 million paid to HFC in September, 1999, in accordance with the recapitalization agreement.

     New World Pasta manufactures and sells quality pasta products in a variety of shapes, sizes, flavors and packages throughout the United States. New World Pasta markets its products on a regional basis under several brand names, including AMERICAN BEAUTY, LIGHT N'FLUFFY, MRS. WEISS', P&R, RONZONI, SAN GIORGIO and SKINNER. The company also manufactures certain private label brands as well as products for industrial and foodservice customers.

3.   Inventories

  New World Pasta values much of the raw material components of its inventories under the last-in, first-out (LIFO) method and the remaining inventories at the lower of first-in, first-out (FIFO) cost or market. Inventories valued using the LIFO method totaled $7.8 million as of October 3, 1999 and $7.9 million as of December 31, 1998. All inventories were stated at amounts that did not exceed realizable values. Total inventories were as follows:

                                                     October 3,   December 31,
                                                        1999          1998
                                                     ----------    -----------
                                                          (in thousands)

  Raw materials....................................     $ 4,315        $ 5,901
  Work in process..................................         286            320
  Finished goods...................................      17,925         17,309
                                                        ----------------------
  Inventories at FIFO..............................      22,526         23,530
  Adjustment to LIFO...............................        (119)          (983)
                                                        ----------------------
  Total inventories................................     $22,407        $22,547
                                                        ======================

4.   Long-Term Debt

     The Company's long-term debt is summarized as follows:


                                                                 October 3, 1999
                                                                  (in thousands)

9  1/4% Senior Subordinated Notes due 2009 ("Notes")                    $160,000
Term Loan.................................................               139,300
                                                                        --------
                                                                         299,300
Less current portion.........................................              1,400
                                                                        --------

                                                                        $297,900
                                                                        ========

        The Company has entered into a senior Credit Facility (the "Credit Facility") that currently provides for a term loan that bears interest at either an alternate base rate plus 2.25% or a reserve-adjusted LIBOR rate plus 3.25%. On October 3, 1999, the effective interest rate on the term loan was 8.25%. The term loan matures in 2006. The term loan


                                      (6)
is repaid in quarterly payments of $350,000 through March 2005, $32,900,000 on June 30, September 30 and December 31, 2005, with the balance paid at maturity. The Company has fixed the interest rate on $50.0 million of the outstanding debt at a base rate of 5.645%, plus the credit agreement interest spread, by entering into an interest rate swap agreement. The Credit Facility provides for a revolving loan of up to $50.0 million. This portion of the Credit Facility bears interest at variable rates as provided in the terms of the Credit Facility. No amount has been borrowed under this portion of the facility at October 3, 1999.

        The Credit Facility requires the Company to comply with specified financial tests, to maintain specified financial ratios and restricts the Company's ability to undertake certain actions. The Company is in compliance with the provisions of the Credit Facility.

5.   Restructuring Charge

     This action was contemplated during the time the business was being recapitalized by HFC and the affected personnel were notified in February of 1999 that this action may be necessary if replacement of the industrial business was not obtained in the intervening period.

        In the second quarter of 1999, the Company recorded a restructuring charge, including related asset writedowns of $2.7 million. The restructuring involved closure of the Kansas City, Kansas plant, which was a dedicated facility for industrial business. The major industrial customer serviced by this facility did not renew its contract, resulting in the decision to close the facility. The closing of the plant was announced May 20, 1999, and the plant ceased operations on August 20, 1999, when 61 of the 62 personnel employed at the facility were displaced.

     Included in the restructuring charge is a non-cash charge of approximately $1.6 million and accruals for cash charges for approximately $1.1 million as follows:


                                               Utilized
                             Original    ---------------------      Balance at
(In millions)                Balance      Cash        Noncash    October 3, 1999
--------------------------------------------------------------------------------
Severance & other
   employee related costs        $0.6        $0.5       $ ---       $0.1

Other facility exit costs        $0.5        $0.1       $ ---       $0.4
--------------------------------------------------------------------------------

Total costs                      $1.1        $0.6       $ ---       $0.5
--------------------------------------------------------------------------------

6.   Subsidiary Financial Information

     The Company has two wholly-owned subsidiaries, Pasta Group L.L.C. and Winchester Pasta, L.L.C. (collectively, the "Subsidiaries"). Set forth below is summarized financial information attributed to the combined Subsidiaries. Summarized financial information is presented for the Subsidiaries because the Company's

                                      (7)
management does not believe that the information proposed in separate financial statements would be material to investors.

                                     (Unaudited)                           (Unaudited)
                                  Three Months Ended                    Nine Months Ended
                               October 3,         October 4,         October 3,         October 4,
                                  1999               1998               1999               1998
                              ------------      -------------      -------------      -------------

Net Sales....................    $ 71,911            $75,515           $219,083           $226,570
Gross Profit.................      39,505             40,967            118,777            121,125
Operating income.............       7,971             13,184             23,250             26,560
Net income...................       3,963              7,649             22,502             15,029
Current assets...............      67,932                                61,234
Non-current assets...........     209,804                               225,568
Current liabilities..........      30,970                                28,190
Non-current liabilities......       9,581                                 9,931

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


                                       (8)

PART I. - FINANCIAL INFORMATION

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward Looking Statements

     The discussion set forth below, as well as other portions of this quarterly report, and other reports and statements filed by the Company from time-to-time with the Securities and Exchange Commission contain, or may contain, statements concerning potential future events. Such forward-looking statements are based upon the beliefs of, and the information currently available to the Company's management, as well as estimates and assumptions made by the Company's management, including assumptions about uncertainties and risks. Readers can identify these forward-looking statements by the use of such verbs as "expects", "anticipates", "believes", "estimates", "intends", "plans" or similar verbs or conjugations of such verbs. If circumstances arise, the Company's actual results could materially differ from those anticipated by such forward-looking statements. The differences could be caused by a number of factors or a combination of these factors. The Company currently believes that the most important of these factors are a potential increase in the costs of durum/semolina, the intense levels of competition in the pasta industry and the risks associated with the Company's new marketing initiatives. Other important factors include the following:

 .  the Company's high degree of leverage;
 .  the Company's ability to implement our Year 2000 compliance plan;
 . the Company's ability to successfully integrate any future acquisitions; . possible conflicts of interest; and . changes in laws and regulations.

     Readers are strongly encouraged to consider these factors and others mentioned in the Company's Registration Statement on Form S-4 (Reg. No. 333-76763) declared effective August 3, 1999, when evaluating any such forward-looking statements in this quarterly report. The Company undertakes no responsibility to update any forward-looking statements contained in this report.

General

   New World Pasta's primary business is the production of dry pasta, which is marketed and sold under regional brands through supermarkets and food stores. Our operations are a continuation of the operations of HPG, which began as a division of HFC in 1966. In a series of transactions that were completed prior to the recapitalization in which our current principals acquired control of New World Pasta, all of HFC's pasta-related operations were combined into HPMC and its subsidiaries and HPMC's name was changed to New World Pasta Company.


                                      (9)

Results Of Operations

     Three Months Ended October 3, 1999 Compared With Three Months Ended October 4, 1998

Net Sales

          Net sales decreased by $2.3 million, or 2.6% for the third quarter ended October 3, 1999 compared to the third quarter ended October 4, 1998. The decrease was primarily due to price decreases taken during the second quarter and a unit volume reduction primarily in the food service/ industrial sector of the business. Price declines amounted to approximately 2.3% of the 2.6% decline, with the majority of the reduction occurring in the retail sector. Partially offsetting the price decline was a 2.0 million pound, or 2.1% growth in retail sales volume. The net sales decrease was also partially offset by reduced unsaleables, which were $1.0 million or 27.6% lower than the previous year's third quarter.

          The increased retail sales volume is primarily the result of the Company's revised marketing strategy that includes promotional program changes and the price reductions discussed above. Implementation of these changes was initiated during May 1999 beginning with the Eastern markets. The Company expects the revised price and promotion strategy will continue to favorably impact retail sales volumes.

Operating Expenses:

Cost of Sales

          Cost of sales decreased by $4.0 million or 8.1% from the third quarter of 1998, primarily due to a decrease in raw material prices. Durum/semolina costs declined 22.7% in the third quarter of 1999 compared to the third quarter of 1998. Packaging material costs, which decreased 2.6% from the prior year's third quarter, also had a favorable impact on the quarterly results. Freight and warehousing cost increases of $0.2 million partially offset the above decreases. This increase was due to higher freight rates, increased pallet costs and higher finished goods inventories.

          Gross profit improved by $1.7 million as the decrease in net sales was entirely offset by cost improvements, particularly those related to raw material prices. Gross margin of $41.5 million was 47.7% of sales for the third quarter of 1999 compared to $39.7 million, or 44.5% of sales for the third quarter of 1998.

Selling and Marketing Expenses

          Selling and marketing costs increased by $2.9 million or 12.0% from the third quarter of 1998. Selling costs decreased by $0.5 million or 11.5% from the previous year's third quarter as actual selling expenses incurred in 1999 were lower than the selling expense allocated to the Company in the third quarter of 1998 when the Company was still a division of HFC. Selling expense was also impacted by decreased net sales in

                                      (10)
the quarter as compared to 1998. Trade promotions increased by $4.0 million or 25.0%. Comparisons to the previous year's third quarter trade promotion expenditures were negatively impacted as a result of incremental marketing program accrual adjustments of $1.5 million reversed during the third quarter of 1998. The net additional trade support of approximately $2.5 million in the third quarter of 1999 drove the quarter's 2.1% growth in retail sales volume.

          Consumer promotion spending increased by $0.3 million or 49.3%, primarily due to the execution of fall consumer promotions not run in the previous year. The execution of additional product promotion using couponing also played a minor role in the increased spending level. Advertising costs decreased by $1.1 million or 61.4% due to decreased emphasis on this promotional vehicle. Other marketing costs increased by $0.2 million or 20.4% from the third quarter of 1998 due to increased marketing administrative costs, partially offset by reduced packaging change costs and marketing research.

General and Administrative Expenses

          General and administrative costs increased by $0.6 million or 14.9% primarily due to costs incurred in the transition from HFC to a stand-alone operation. Reduced building rent and reduced trade association dues partially offset this increase.

Income From Operations

          Income from operations for the quarter ended October 3, 1999 was $10.0 million, a decline of $1.9 million or 16.1% compared to the quarter ended October 4, 1998. The decrease was primarily due to decreased net sales in conjunction with increased selling and marketing expenses, offset partially by decreased cost of sales.

Income Taxes

          The income tax expense for the third quarter ended October 3, 1999 reflects adjustment to the effective tax rate expected to be applicable for the year as well as the tax effect from non-recurring transaction expenses incurred as part of the recapitalization effected in January, 1999 that may not be deductible.

Net Income (Loss)

          Net Income for the third quarter was $1.5 million in 1999 versus $7.4 million in the third quarter of 1998. The decrease was due primarily to a decrease in net sales, an increase in selling and marketing expenses, an increase in non-recurring transaction expenses, and increased interest expense, all of which were offset partially by decreased cost of sales and reduced income taxes.


                                      (11)

Results of Operations

          Nine Months Ended October 3, 1999 Compared With the Nine Months Ended October 4, 1998

Net Sales

          Net sales decreased by $14.4 million, or 5.1% for the nine-month period ended October 3, 1999 compared to the nine-month period ended October 4, 1998. The decrease for the nine-month period ended October 3, 1999 was primarily due to decreases in unit volume and to a lesser extent net price declines resulting from the Company's revised marketing strategy. The continued effect of HFC's strategy, focused on short-term return on investment at the expense of sales unit growth, was the main reason for the volume shortfall. Volume was also negatively affected by the loss of a major food service account late in 1998. Comparison of the results for the first nine months of 1999 to the first nine months of 1998 is also impacted by the increased competitive intensity within the industry. Partially offsetting the volume and price decline were favorable unsaleables charges, which were $1.3 million or 14.1% lower than the comparable nine months of 1998. Management expects sales unit growth during the fourth quarter to only partially offset the decline over the first nine months of 1999.

Operating Expenses:

Cost of Sales

          Cost of sales declined by $11.3 million or 7.3% from the first nine months of 1998. In addition to the reduction resulting from the volume decline, the most significant factor was the impact of lower durum/semolina costs during the period. Durum/semolina costs declined 16.2% during the first nine months of 1999 versus the first nine months of 1998. Freight costs were also slightly lower than the first nine months of 1998 due to the decreased volume during this period.

          Gross profit declined by $3.1 million or 2.4% from the first nine months of 1998, reflecting the lower net sales partially offset by lower raw material costs. Gross profit of $124.4 million was 46.5% of sales for the first nine months of 1999 compared to $127.5 million, or 45.2% of sales for the first nine months of 1998.

Selling and Marketing Costs

          Selling and marketing costs increased by $0.3 million or 0.3% as compared to the first nine months of 1998. Selling costs decreased by $0.4 million or 3.4% from the previous year's first nine months. The majority of the decrease relates to the volume decline in the first nine months of the year. Trade promotions increased by $2.7 million or 4.6%, due to restoration of trade promotions not offered in the previous year, as well as $1.2 million of incremental favorable marketing accrual adjustments taken in the prior year. Advertising costs declined $1.6 million or 29.4% due to decreased reliance on this promotional vehicle. Consumer promotion spending decreased $0.5 million or 21.7%,

                                      (12)
due to reduced emphasis on this promotional vehicle. Other Marketing costs increased by $0.1 million, or 3.7% from the comparable period in 1998 due to higher marketing administrative costs partially offset by decreased marketing research.

General and Administrative Costs

          General and administrative costs increased by $1.2 million, or 12.2% primarily due to costs incurred to transition to an independent operating company. Reduced building rent and trade association dues partially offset this increase.

Cost of Restructuring

          The cost of restructuring of $2.7 million is the estimated cost of executing the closing of the Kansas City, Kansas plant announced May 20, 1999. Included in this estimate is the cost of severance for plant employees, the write-off of equipment, as well as other facility exit costs. While the company expects such charge to be approximately $2.7 million, no assurance can be made that such cost will not be in excess of the $2.7 million already recorded.

Income from Operations

          Income from operations for the nine months ended October 3, 1999 was $17.7 million, a decline of $15.2 million or 46.3% compared to the nine months ended October 4, 1998. The decrease in income from operations was due primarily to the cost of restructuring, costs incurred to transition to an independent operating company, increases in operating expenses and the decrease in net sales, all of which were offset partially by a decrease in cost of sales.

Income Taxes

          The income tax expense for the nine months ended October 3, 1999 of $0.8 million reflects the tax effect from non-recurring transaction expenses that may not be deductible, net of the expected future tax benefit from the year to date loss.

Net Income (Loss)

          The Company experienced a net loss of $2.6 million for the first nine months of 1999 compared to net income of $20.4 million in the first nine months of 1998. This loss was primarily due to a decrease in net sales, increases in costs incurred to transition to an independent operating company, expenses attributable to the Kansas City plant closing and to the interest expense on the Company's outstanding debt.


                                      (13)

Liquidity and Capital Resources

          The Company's primary sources of liquidity are cash provided by operations and borrowings under its Credit Facility. Cash and cash equivalents totaled $7.2 million at October 3, 1999 and working capital was $18.4 million as of October 3, 1999 compared to $20.8 million as of December 31, 1998. The decrease in working capital was primarily the result of increased accrued liabilities partially offset by increased cash and accounts receivable. The current ratio was 1.40 at October 3, 1999 compared to 1.74 at December 31, 1998. See footnote number 4 to the consolidated financial statements for further information on the Credit Facility and the Company's debt.

          The Company's net cash provided by operating activities was $22.9 million for the nine months ended October 3, 1999 compared to $21.3 million for the nine months ended October 4, 1998. This increase was due to the transfer and establishment of accrued liabilities resulting from becoming an independent entity and from better working capital management offset by one-time costs related to the recapitalization transaction and interest expense. Trade Accounts Receivable also grew significantly due to strong sales in the last two weeks of September 1999.

          Net cash used in investing activities totaled $3.1 million for the nine months ended October 3, 1999 versus $4.4 million for the nine months ended October 4, 1998 primarily due to lower capital spending levels.

          Net cash used in financing activities for the nine months ended October 3, 1999 reflects the payment of debt proceeds received in conjunction with the recapitalization, the issuance of debt ($470.5 million), the net proceeds from issuance of the preferred stock ($113.5 million) and the issuance of common stock ($50.0 million), offset primarily by the repurchase of common stock ($453.0 million). Additionally, the Company made an advanced principal payment of $10.0 million on the Term Loan and the final settlement payment to HFC of $7.0 million during the nine-month period ended October 3, 1999.

          Management believes that net cash provided by operations, together with availability under the revolving loan portion of its Credit Facility ($50 million at October 3, 1999), will be sufficient to meet the Company's expected capital and liquidity needs for the foreseeable future.


                                      (14)

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

Assessment

          In this first phase, which the Company has completed, the Company assessed its hardware and software systems, and the embedded systems contained in the Company's buildings, plants, equipment and other infrastructure. This identified and prioritized those areas of the business operations affected by the Year 2000 Problem. As a result of this review, the Company has:

 .  identified the kind and amount of necessary resources, such as money and labor needed in our remediation effort,
 .  determined validation strategies and testing plans on a system-wide basis,
   and
 . determined the need for contingency plans, particularly for core business processes.

Renovation

          The second phase involves making software and hardware changes, developing replacement systems, and eliminating non-functional applications or system components. The Company entered into a contract with a vendor to perform the remediation of the mission critical software on the AS/400. The project was completed on schedule in August 1999. The Company has also completed significant testing of embedded systems and hardware in the plants and has found its exposure to be minimal. The Company does, however, have to remediate certain plant systems that interface with the Company's AS/400. This plant systems remediation is on target for completion during November 1999. The Company has also engaged an independent third party to review its Year 2000 remediation plans, and actions taken to-date. This review commenced late in the second quarter of 1999 and is expected to be completed in November.

Validation

          As the Company makes changes to applications and components of its systems, the Company's intention is to validate and test those changes for Year 2000 compliance.

                                      (15)

The Company has performed validation and testing on a system-wide basis to ensure that the changes are compatible with other aspects of its information systems. Acceptance testing has been conducted where deemed necessary. Much of this testing has been satisfactorily completed, with only a few minor areas to be finalized during November 1999.

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

Contingency Plans

          The Company is in the process of finalizing its contingency plans, including the identification of its most reasonably likely worst-case scenarios and methods to address any disruption which could occur as a result of these scenarios. Currently, the Company believes that the most reasonably likely worst-case scenarios are minor disruptions which could be incurred as a result of switching to manual processes or switching suppliers as a result of third party Year 2000 Problems. Contingency plans to deal with the most reasonably likely worst-case scenarios include stockpiling raw and packaging materials, increasing finished goods inventory levels, securing alternate suppliers and developing manual processes to address issues that could result from a company or third party system failure.

          Costs incurred to date to address the Year 2000 Problem have been $0.6 million. The Company expects to incur incremental expenses of approximately $0.7 million through the end of 1999 to resolve any known Year 2000 Problems that relate to mission critical systems.


                                      (16)

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

          Furthermore, the derivative instrument must meet specific criteria or the change in its fair value must be recognized in earnings in the period of change. To achieve hedge accounting treatment the derivative instrument needs to be part of a well-documented hedging strategy that describes the exposure to be hedged, the objective of the hedge and a measurable definition of its effectiveness in hedging the exposure. In June 1999, the FASB issued SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Data of SFAS No. 133." SFAS No. 137 delays the Standard effective date to the beginning of the first quarter of the fiscal year beginning after June 15, 2000. Adoption of SFAS No. 133 is not expected to have a material effect on the Company's financial statements.


                                      (17)

PART I.   FINANCIAL INFORMATION

ITEM 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

          New World Pasta is subject to market risk associated with some commodity prices and, effective with the revolving credit agreement it entered into in January 1999, changes in interest rates. At December 31, 1998 New World Pasta had open commodity futures contracts with approximately $2.0 million of deferred losses. During the first nine months of 1999, New World Pasta closed out these contracts and recognized $1.8 million of losses. At October 3, 1999, New World Pasta had approximately $0.4 million of deferred losses that will be recognized during the fourth quarter of 1999. New World Pasta has entered into a procurement agreement with Miller Milling Company, a related party, pursuant to which Miller Milling Company will supply all of the Company's raw material commodities. Accordingly, the Company does not anticipate entering into any further commodity futures contracts.

          To manage the risk of fluctuations in interest rates, New World Pasta's borrowings are a mix of fixed and floating rate obligations. This includes the $160.0 million of notes that bear interest at a 9.25% fixed rate and are due 2009. New World Pasta's $139.3 million term loan bears interest at a floating rate. In May 1999, New World Pasta entered into an interest rate swap agreement that converts $50 million of this floating interest rate debt to a fixed rate. The interest rate under the interest rate swap agreement is approximately 8.9%, and expires June 2, 2002. The carrying amount of New World Pasta's debt obligations approximates the fair value of similar debt instruments of comparable maturity, and the interest rate market risk is currently not considered significant.


                                      (18)

PART II - OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS

          Not Applicable


ITEM 2.   CHANGES IN SECURITIES

          Not Applicable


ITEM 3.   DEFAULTS UPON SENIOR SECURITIES

          Not Applicable


ITEM 4.   SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS

          None


ITEM 5.   OTHER INFORMATION

          None


ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

          a)  Exhibits
              Exhibit 27 Financial Data Schedule

          b)  Form 8-K's

              The company filed a Form 8-K on August 13, 1999 disclosing its second quarter results.



                                      (19)

SIGNATURES

          Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

          Signatures:


                                                NEW WORLD PASTA COMPANY

             Date:          November 10, 1999     /s/ James A. Bohenick
                        ---------------------   ---------------------------
                                                James A. Bohenick
                                                Vice President, Finance and
                                                Chief Financial Officer



             Date:          November 10, 1999   /s/ Thomas P. Boran
                        ---------------------   ---------------------------
                                                Thomas P. Boran
                                                Chief Accounting Officer


                                      (20)