Form 10-K405
period 1999-12-31
NEW WORLD PASTA CO
filed 2000-03-29
CIK 1081878

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            Washington, DC 20549-1004

                                    FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the fiscal year ended December 31, 1999
                                      OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from ____________ to _______________.

                          Commission file No. 333-76763


                             NEW WORLD PASTA COMPANY
             (Exact name of registrant as specified in its charter)


            Delaware                                     52-2006441
  (state or other jurisdiction              (IRS employer identification number)
of incorporation or organization)

     85 Shannon Road, Harrisburg, PA                      17112
(address of principal executive offices)                (zip code)


     Registrant's telephone number, including area code: (717) 526-2200

     Securities registered pursuant to Section 12(g) of the Act:

               9 1/4% Senior Subordinated Exchange Notes Due 2009
               --------------------------------------------------
                                (Title of Class)

           Guarantees of the 9 1/4% Senior Subordinated Exchange Notes
           -----------------------------------------------------------
                                (Title of Class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities and Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No ___.

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

The aggregate market value of voting stock of the Registrant has not been determined, as there is no established market for such stock. As of March 15, 2000, the registrant had 5,000,000 shares of common stock, par value $0.01 per share, outstanding.

                            NEW WORLD PASTA COMPANY

                                      INDEX

                                                                            Page
                                                                            ----
                                     PART I

ITEM 1.   Business........................................................     1

ITEM 2.   Properties......................................................     7

ITEM 3.   Legal Proceedings...............................................     7

ITEM 4.   Submission of Matters to a Vote of Security Holders.............     7


                                    PART II

ITEM 5.   Market for Registrant's Common Equity and Related Stockholder        7
          Matters.........................................................

ITEM 6.   Selected Financial Data.........................................     8

ITEM 7.   Management's Discussion and Analysis of Financial Condition and
          Results of Operations...........................................     9

ITEM 7a.  Quantitative and Qualitative Disclosures about Market Risks.....    12

ITEM 8.   Financial Statements............................................    12

ITEM 9.   Changes in and Disagreements with Accountants on Accounting and
          Financial Disclosure............................................    12

                                    PART III

ITEM 10.  Directors and Executive Officers................................    13

ITEM 11.  Executive Compensation..........................................    15

ITEM 12.  Security Stock Ownership of Certain Beneficial Owners and           19
          Management......................................................

ITEM 13.  Certain Relationships and Related Transactions..................    20

                                     PART IV

ITEM 14.  Financial Statements, Schedules, Exhibits and Report on Form 8-K    24

FORWARD-LOOKING STATEMENTS; RISKS AND UNCERTAINTIES

     The Private Securities Litigation Reform Act of 1995 (the "Act") provides a safe harbor for forward-looking statements made by or on behalf of our Company. Our Company and its representatives may from time to time make written or oral forward-looking statements, including statements contained in this report and in our other filings with the Securities and Exchange Commission. All statements which address operating performance, events or developments that we expect or anticipate will occur in the future, including statements relating to our strategy, expectations about future events, volume growth, share of sales or statements expressing general optimism about future operating results, are forward-looking statements within the meaning of the Act. The forward-looking statements are and will be based on management's then current views and assumptions regarding future events and operating performance.

     In the discussion set forth below, readers can identify forward-looking statements by their use of such verbs as expects, anticipates, believes or similar verbs or conjugations of such verbs. If our assumptions prove incorrect or should unanticipated circumstances arise, the Company's actual results could materially differ from those anticipated by such forward-looking statements. Differences could be the result of any number or combination of factors, including the following:

                    .    Our high level of indebtedness;
                    .    Possible conflicts of interest;
                    .    Our reliance on a single vendor for our raw material
                         procurement;
                    .    Price volatility of our raw materials;
                    .    Transportation risks;
                    .    Changes in laws, government regulations or trade
                         policies;
                    .    Declines in retail pasta sales;
                    .    Labor relations;
                    .    Product liability;
                    .    Environmental liability; and
                    .    Dependence on key personnel.

     You are strongly encouraged to consider these factors and others mentioned in our Registration Statement on Form S-4 (Reg. No. 333-76763) declared effective August 3, 1999, when evaluating forward-looking statements in this annual report. We undertake no responsibility to update any forward-looking statements contained in this report.

MARKET DATA

     The market data and some of the industry forecasts used throughout this Form 10- K were obtained from internal surveys, market research, publicly available information and industry publications. Industry publications generally state that the information they present has been obtained from sources believed to be reliable, but that the accuracy and completeness of the information are not guaranteed. Similarly, internal surveys, industry forecasts and market research, while believed to be reliable, have not been independently verified, and we make no representation as to the accuracy of this information. All market share statistics are from Information Resources, Inc., an independent marketing research firm that provides us with information regarding the pasta industry. Information Resources, Inc. is located at 150 Clinton Street, Chicago, Illinois 60661 and has no affiliation with us or any of our affiliates. The industry data were compiled by our management from a series of industry and government reports, including the United States Department of Commerce, Business Trends Analysis and Find SVP Research Publications.

                                    PART I

                            NEW WORLD PASTA COMPANY

ITEM 1. Business

In General

     New World Pasta Company is the leading manufacturer and distributor of retail branded dry pasta in the United States. We are also a leading supplier of pasta to the private label, industrial and foodservice sectors in the United States. Our 1999 net sales were approximately $354.0 million.

     Our primary business is the production of dry pasta, which we market and sell under regional brands through supermarkets and foodstores. Three of our four principal brands, RONZONI, SAN GIORGIO, and AMERICAN BEAUTY, are among the top six brands in the United States according to Information Resources, Inc. Our fourth largest brand, SKINNER, is a strong brand in the Midwestern and Southwestern markets. We also own several other brands including: P&R, IDEAL, and MRS. WEISS'.

     On a combined basis, these brands give us a national market share of approximately 26%, which is about 45% greater than our closest competitor. Our noodle products also have the largest market share in the United States with a 19% share of the retail egg noodle market. Our noodle product brands include LIGHT 'N FLUFFY, AMERICAN BEAUTY, SKINNER, MRS. WEISS', P&R, IDEAL and SAN GIORGIO.

     Our executive offices are located at 85 Shannon Road, Harrisburg, Pennsylvania 17112 and our telephone number is (717) 526-2200.

History

     New World Pasta Company is the successor corporation of Hershey Pasta Manufacturing, Inc. ("HPMI") and was incorporated in Delaware in 1996. Our current stockholders acquired our predecessor, Hershey Pasta Group ("HPG"), in a recapitalization with Hershey Foods Corporation ("HFC") on January 28, 1999. HPG included HPMI and various other pasta related corporations and assets owned by HFC.

Recent Development

     On February 4, 2000, John E. Denton was named Chairman of the Board and Chief Executive Officer of the Company, replacing C. Mickey Skinner who assumed the position of Chairman Emeritus.

Industry

     Overview. We believe that the dry pasta industry in the United States is a $2.6 billion non-cyclical industry that is both stable and growing. We estimate that total pasta consumption in the United States has grown about 3% to 4% per year over the last decade. We believe that this growth has been driven primarily by increased per capita consumption, which, according to the United States Department of Commerce, increased at a compound annual growth rate of 3.9% from 1986 to 1996. According to the American Pasta Report, Americans are eating more pasta today than they did five years ago. Approximately 77% of Americans eat pasta at least once a week, and almost one-third of Americans consume pasta three or more times a week.

     Customer Markets. The Pasta industry has two primary customer markets: retail, which includes both branded and private label sales, and institutional, which is comprised of industrial and foodservice sales.

  . Retail. The retail sector includes domestic and imported branded pasta and private label pasta sold to grocery stores, club stores and mass merchandisers. We believe that, in 1998 the retail dry pasta sector accounted for approximately $1.3 billion, or approximately 50%, of dry pasta sold in the United States. The largest sellers of branded pasta are:

       .    New World Pasta
       .    Borden Food Holdings Corporation
       .    Bestfoods, Inc.
       .    Barilla G.E.R.F. LLI S.p.A.

     The largest sellers of private label pasta are:

       .    American Italian Pasta Company
       .    Dakota Growers Pasta Company

  . Industrial and Foodservice. The industrial and foodservice sectors include food processors that use pasta as a food ingredient and foodservice distributors that supply restaurants, hotels, schools and hospitals. We believe that, in 1998, the industrial and foodservice pasta sectors accounted for approximately $1.3 billion, or approximately 50% of dry pasta sold in the United States. Although many food processors in the industrial sector choose to produce pasta internally, an increasing number are expected to outsource their production. Examples of food processors that use pasta include:

       .    Kraft Foods
       .    International Home Foods
       .    Stouffers Corporation0
       .    Campbell Soup Company
       .    ConAgra, Inc.
       .    Pillsbury
       .    Lipton
       .    General Mills

     The foodservice sector is served by numerous regional and local food distributors and includes traditional foodservice customers and restaurant chains.

Products

     We provide a full range of pasta products to our customers. Our products can be separated into five broad categories for selling and marketing purposes: branded pasta, egg noodle products, private label products, industrial and foodservice products, and miscellaneous products.

     Branded Pasta. Branded pasta accounts for the bulk of our revenue and includes brands such as RONZONI, SAN GIORGIO, AMERICAN BEAUTY, SKINNER, IDEAL, MRS. WEISS' and P&R. Our regional brands are described below:

       . Ronzoni. The RONZONI brand is one of the most established pasta brands in the United States with its origins dating back to 1915. RONZONI is the largest selling brand in the New York City metropolitan area, which is the largest pasta-consumption area in the United States. RONZONI is also popular in the New England, Mid-Atlantic and Florida markets, and is recognized as a premium brand west of the Mississippi River. RONZONI is also the leading brand in the Miami/Ft. Lauderdale and Hartford/Springfield metropolitan areas, and is the second leading brand in the Philadelphia metropolitan area.

       . San Giorgio. SAN GIORGIO is presently the sixth most popular pasta brand in the United States. SAN GIORGIO's origins date back to 1914. We primarily distribute this brand in New York, New Jersey, Pennsylvania, Maryland, Delaware, Connecticut, Indiana, Illinois, Michigan, Virginia and Ohio. SAN GIORGIO is the best selling brand in the Philadelphia, Baltimore/Washington, Harrisburg/Scranton, Columbus, Pittsburgh and Cincinnati/Dayton markets.

       . American Beauty. AMERICAN BEAUTY was founded in 1916 and is the leading brand in states west of the Mississippi River. AMERICAN BEAUTY is strongest in the Phoenix/Tucson, Wichita and Kansas City markets.

          AMERICAN BEAUTY is also the leading brand in the Denver and Salt Lake City markets, and the second leading brand in the Oklahoma City and San Antonio/Corpus Christi markets.

       . Skinner. SKINNER is a leading pasta brand in the Midwestern and Southwestern regions of the United States. The SKINNER brand was introduced in Omaha, Nebraska in 1911. In metropolitan areas such as Dallas, Oklahoma City, Houston and San Antonio/Corpus Christi, SKINNER is particularly prominent, holding the number one branded share position and a significant share lead over its nearest competitor.

       . Other Brands. Our other pasta brands include IDEAL and MRS. WEISS', which are sold in the Cleveland, Ohio market and P&R, which is the leading brand in the Syracuse and Albany, New York markets.

     Egg Noodle Products. We also manufacture egg noodle products for sale alongside our pasta brands. Collectively, our egg noodle brands have the largest market share in the United States and include the LIGHT 'N FLUFFY, AMERICAN BEAUTY, SKINNER, RONZONI, MRS. WEISS' and P&R brands. We account for approximately 19% of all retail egg noodle sales in the United States. We hold brand leadership positions in 14 market areas and produce seven of the top 25 brands in the United States.

     Private Label Products. We have historically sold private label pasta to selected accounts that also purchase a full-line of our branded products. We compete with other private label suppliers based on the ability to provide a broad line of products at a low cost.

     Industrial and Foodservice Products. We also sell products to various industrial and foodservice clients. A few large food distributors control the foodservice sector and buy on the basis of price, quality and service reliability.

     Miscellaneous Products. We sell a variety of miscellaneous dry grocery products which were acquired as part of the 1984 acquisition of the AMERICAN BEAUTY brand. These items account for less than 1% of our sales and include instant mashed potatoes, dry beans, popcorn and rice. We sell these products in a very limited geographic area.

     Product Quality. We have a tradition of producing high quality products for customers and consumers. Our products are manufactured using a comprehensive Hazard Analysis Critical Control Point (HACCP) program to ensure food safety. This program requires strict monitoring in every facet of the manufacturing operations. We also use a toll-free number, which we print on our packaging, to maintain direct contact with the public.

Competition

     In General. The dry pasta industry is highly competitive. We compete against well-established national, regional and foreign companies, and many smaller companies. These companies include independent pasta producers and pasta divisions and subsidiaries of large food products companies. Our largest competitors are:

          .    American Italian Pasta Company
          .    Barilla G.E.R.F. LLI S.p.A.
          .    Bestfoods, Inc.
          .    Borden Food Holdings Corporation
          .    Dakota Growers Pasta Company

     In the last few years, the corporate parents of many leading brands have significantly reduced their investment in and promotion of their labels. In addition, many companies have discontinued products in the private label and industrial sectors. Accordingly, many of these companies have lost market share in the dry pasta industry. At the same time, imported pasta makers and private label producers have expanded their production capabilities, have aggressively sought additional business and have picked up a significant portion of this lost market share. We believe that these trends provide an opportunity for us to increase both our branded pasta market share and our private label business.

     Brand Sector Competition. We compete primarily in the branded sector of the retail consumer market. Competition in this market generally is based upon product quality and taste, pricing, packaging, customer service and the capability to deliver products efficiently. Our branded pasta competitors include:

        .    Borden Food Holdings Corporation (Creamette) (approximately a 17.7%
             market share)
        .    Bestfoods, Inc. (Muellers) (approximately a 9.4% market share)
        .    Barilla G.E.R.F. LLI S.p.A. (approximately a 8.3% market share)

     Private Label Competition. The competition in this market is predominately on price. Our major private label competitors are:

        .    American Italian Pasta Company
        .    Dakota Growers Pasta Company

     Industrial and Foodservice Sectors. On a more limited basis, we compete in the industrial and foodservice sectors. The competition in this market is based primarily on price, quality and also on reliability. Our main competitors are:

        .    American Italian Pasta Company
        .    Dakota Growers Pasta Company

Marketing and Sales

     Our marketing strategy is based on consistent quality products and superior customer service. We seek growth through a combination of marketing and promotional programs, the introduction of new products and the geographic expansion of our regional brands. In those markets where we are a leader, our promotional spending is focused on existing products, volume growth, distribution of new items and consumer trial. We also intend to use innovative marketing, advertising and merchandising programs to enhance brand awareness in regions where we do not have as strong a presence and to build market share.

     Our sales staff consists of Sales Directors, Zone Sales Managers, Regional Sales Managers, District Managers and numerous support staff at our headquarters, whose primary responsibility is the sale of our branded pasta products. In addition, we have sales professionals responsible for our private label, industrial and foodservice sales. The overall sales organization is led by a vice president with over 20 years of pasta sales management experience. The marketing staff is comprised of professionals who are responsible for the development and implementation of our go-to-market programs and work closely with our sales personnel. Our branded products are marketed through a network of retail brokers. In addition to our retail brokers, we have a network of foodservice brokers. The majority of our brokers work exclusively for us with respect to pasta products.

Customers

     Our branded, private label and egg noodle products are sold primarily through grocery store chains and grocery wholesalers. In addition, we sell our products through wholesale clubs, mass merchandisers, chain drug stores, convenience stores and food distributors. Mass merchandisers, wholesale clubs and chain drug stores are growing distribution channels and represent significant revenue enhancement opportunities for us. Our ten largest customers accounted for approximately 48.8% of 1999 gross sales, with no single customer accounting for more than 7.1%.

Production

     Pasta Production. Semolina and water are the two main ingredients used to produce a quality pasta product. Egg is the main additional ingredient included in noodles. Each variety of durum, which is milled into semolina, has its own unique set of protein, gluten content, moisture, density, color and other attributes that affect the quality and character of the semolina. To produce pasta, we mix semolina with water and other ingredients and then extrude or roll the mixture into the desired shapes. The mixture then travels through a series of state-of-the-art dryers before being stabilized at room temperature. After the stabilization process, we package the pasta in a variety of configurations and forward it through an automated palletizing system. We then load the finished product on trucks for transport to our distribution centers or for shipment directly to customers.

     Production Facilities. We have structured our manufacturing organization with regional production facilities and regional distribution centers. Our suppliers supply semolina from their mills to our five manufacturing plants. Upon completion of the manufacturing process, we ship our finished products to our distribution centers. We have located our plants and distribution centers to minimize our freight cost and to match our raw material supply to our production demands.

     We own five operating manufacturing plants, which have an annual aggregate production capacity of approximately 665 million pounds of pasta. With the exception of the Winchester plant, these plants were acquired as part of the assets purchased during Hershey Pasta Group's acquisition of regional pasta brands over the period from 1966 to 1993. Between 1990-1997, Hershey Foods Corporation spent $140.0 million to modernize and update these plants and to construct our Winchester plant. As a result, each of our plants is equipped with modern pasta-making technology. Management believes that the Winchester plant, constructed in 1993 at a cost of approximately $60.0 million, is a state-of-the-art facility and one of the most cost-efficient pasta plants in North America. The other plants have been repeatedly refurbished and their infrastructure upgraded to ensure their cost competitiveness and the ability to meet our product-quality standards.

Transportation and Distribution

     Our distribution network is an important factor in maintaining our strategy to produce quality pasta at a low cost. In general, it is cheaper to ship durum wheat than to ship semolina flour, and cheaper to ship semolina flour than to ship finished goods.

     Durum wheat is shipped to milling sites by rail or truck. After milling the wheat, our suppliers then ship the semolina flour from their mills to our plants by either rail, truck or pneumatic tube based on location and financial considerations. We ship the finished goods from our plant sites to our distribution centers or to our customers in truckload quantities. We ship over 95% of our tonnage from the distribution centers to the final customers in full truckload quantities. Contract carriers handle the truck shipments under annual transportation contracts.

     For finished products, we use three primary distribution centers, which are located in Fresno, California; Omaha, Nebraska; and New Kingston, Pennsylvania, and two secondary warehouses, which are located in Portland, Oregon and Louisville, Kentucky. With the exception of the Louisville warehouse, which is part of our Louisville manufacturing facility, the distribution centers and warehouses are leased facilities and are run by professional warehousing companies under multi-year contracts.

Raw Materials

     Pasta's primary ingredient is semolina flour, which is extracted from durum wheat through a milling process. Our suppliers deliver semolina to our manufacturing plants directly from their milling operations. These mills source their durum directly from farmers and grower-owned co-operatives in North Dakota, Montana, Arizona, California and Canada.

     Over the last five years, the cost of semolina has typically represented 35% to 40% of our total cost of sales. This percentage is high relative to historical trends because average durum prices were at historically high levels from 1993 until 1998. From 1993 to 1997, the average durum price was $5.97 per bushel versus an average of $4.45 per bushel from 1980 to 1992. Durum prices dropped to approximately $4.10 per bushel in 1999. We expect modest price increases in durum during 2000.

     Packaging materials typically represent approximately 20% of our total cost of sales. We expect the costs of these materials to remain constant as a percentage of cost of sales during 2000.

Relationship with Miller Milling Company

     Miller Milling Company was founded in 1985 in response to consolidation in the pasta industry, rail deregulation and the failure of various competitors to take advantage of technological innovations. Miller Milling Company then grew from one mill dedicated to serving Hershey Pasta Group's Lebanon, Pennsylvania facility into what is now the largest durum/semolina supplier in North America. Miller Milling Company owns a substantial interest in Miller Pasta LLC, which in turn owns a 10.6% interest in New World Pasta.

     In 1999, we expanded the Miller Milling Company purchasing and milling arrangements to procure 100% of our durum/semolina requirements. Miller Milling Company is a supplier of durum/semolina to a number of manufacturers of pasta, but we are their largest customer. For a more detailed description of some of our arrangements with Miller Milling Company, see "ITEM 13 - Certain Relationships and Related Transactions."

Trademarks and Domain Names

     We own numerous registered trademarks in the United States and abroad. Of the many trademarks we have registered with the United States Patent and Trademark Office, our AMERICAN BEAUTY, LIGHT 'N FLUFFY, MRS. WEISS', P&R, RONZONI, SAN GIORGIO and SKINNER marks are the trademarks that are material to our business. We also own several United States Internet domain names that incorporate our trademarks.

Regulation

     We are subject to various laws and regulations administered by federal, state and other governmental agencies relating to the operation of our production facilities, the production, packaging, labeling and marketing of our products, as well as environmental and pollution control, including air emissions. Our facilities are subject to inspections by the United States Food and Drug Administration, the United States Occupational Safety and Health Administration and various state regulatory agencies. We believe that we are in material compliance with all federal, state and local laws and regulations governing our products and facilities, and we do not expect to make any material expenditures in 2000 with respect to compliance with environmental regulations.

Employees

     We have approximately 850 employees in our facilities throughout the United States. With the exception of those at the Winchester plant, all of our hourly employees are represented by unions. In total, approximately 52% of our employees are currently unionized. The following unions represent our employees:

     .    The Bakery, Confectionery, Tobacco Workers' International Union of
          America
     .    Tobacco Workers International Union of America
     .    United Food and Commercial Workers International Union
     .    International Union of Operating Engineers
     .    Teamsters

     We generally renegotiate these collective bargaining agreements every three years.

     On November 7, 1999, the extended collective bargaining agreement with United Food and Commercial Workers International, Local #271 for our Omaha, Nebraska employees expired. On November 10, 1999, the union initiated a work stoppage against our Omaha facility. This facility manufactures principally our AMERICAN BEAUTY and SKINNER branded pasta products and some private label and industrial products. The work stoppage lasted until January 30, 2000. During the work stoppage, we were able to use our available capacity at our other facilities to meet customer demand. The financial impact of the work stoppage was not significant.

ITEM 2. Properties

     We are headquartered in Harrisburg, Pennsylvania where we lease a 35,000 square foot office building.

     We own the following pasta-manufacturing plants:

         Location                                        Square Footage
         --------                                        --------------

         Fresno, CA                                          130,000
         Louisville, KY                                      207,415
         Omaha, NE                                           114,000
         Lebanon, PA                                         256,000
         Winchester, VA                                      180,000


     Each of our plants is equipped with modern pasta making technology and process controls. Between 1990-1997, Hershey Foods Corporation invested $60.0 million to construct the Winchester plant and an additional $80.0 million to modernize our other plants. Our plants are strategically located to lower our costs in delivery to regional distribution centers.

     In 1999, we closed our Kansas City, Kansas plant as a result of the loss of the primary customer serviced by that facility. We expect to complete the sale of this property in early April 2000.

     We lease distribution centers in Fresno, California; Omaha, Nebraska; and New Kingston, Pennsylvania. We also lease a warehouse in Portland, Oregon. We also use a portion of our Louisville, Kentucky facility as a warehouse for our manufactured products.

ITEM 3. Legal Proceedings

     In the ordinary course of our business, we are a party to litigation involving our operations and employees. We do not believe that the outcome of any current litigation will have a material adverse effect upon our business, financial condition or results of operations.

ITEM 4. Submission of Matters to a Vote of Security Holders

     During the fourth quarter of the fiscal year covered by this report on Form 10-K, no matters were submitted to a vote of security holders.


                                    PART II

ITEM 5. Market for Registrant's Common Equity and Related Stockholder Matters

     There is no established public trading market for the Company's common stock. The Company's voting common stock is currently held by 3 holders. For further detail, see the beneficial ownership table under "ITEM 12. Security Stock Ownership of Certain Beneficial Owners and Management."

     On January 28, 1999, as part of New World Pasta's recapitalization, New World Pasta issued to Miller Pasta LLC 532,131 shares of its common stock, par value $0.01, and 12,848.69 shares of its 12% cumulative, redeemable preferred stock, par value $0.01, liquidation preference value $1,000, for an aggregate offering price of $18.1 million. There were no underwriters or underwriting discounts or commissions present in the sale. The common and preferred shares were issued in a transaction not involving a public offering pursuant to Section 4(2) of the Securities Act of 1933, as amended.

     The Company has not paid any dividends on its capital stock since its inception. The Company does not anticipate paying any cash dividends in the foreseeable future. Both the indenture pursuant to which our 9 1/4% Senior Subordinated Exchange Notes, due 2009 (the "Notes"), were issued and our senior credit facility (the "Credit Facility") restrict our ability and our subsidiaries' ability to pay dividends.

ITEM 6. Selected Financial Data

     The following table sets forth selected historical financial data for New World Pasta or its predecessor, Hershey Pasta Group. The selected historical financial data for the years ended December 31, 1999, 1998, 1997 and 1996 has been derived from the audited financial statements of New World Pasta or Hershey Pasta Group. The selected historical financial data for the year ended December 31, 1995 has been derived from the unaudited financial statements of Hershey Pasta Group. In the opinion of management, the unaudited data for 1995 reflects all adjustments necessary for a fair presentation of the information included therein. The selected historical financial data set forth in the following table should be read in conjunction with our audited financial statements and notes thereto appearing as an appendix to this Form 10-K and "Management's Discussion and Analysis of Financial Condition and Results of Operations."

                                                                                For the years ended
                                                 -------------------------------------------------------------------------------
                                                   December 31,     December 31,    December 31,    December 31,    December 31,
                                                       1999             1998            1997            1996            1995
                                                 ---------------    -------------   -------------   -------------   -------------
                                                                                  (in thousands)

STATEMENT OF OPERATIONS DATA
Net sales                                             $ 354,019          373,096         386,218         407,370         419,090
Cost of sales                                           187,066          205,775         210,003         235,025         241,464
                                                 ---------------    -------------   -------------   -------------   -------------

Gross profit                                            166,953          167,321         176,215         172,345         177,626
Selling and marketing expenses                          113,259          109,788         121,200         127,409         131,404
General and administrative expenses (1)                  21,435           15,665          13,295          13,792          14,597
Cost of restructuring                                     2,700               --              --              --              --
                                                 ---------------    -------------   -------------   -------------   -------------

Income from operations                                   29,559           41,868          41,720          31,144          31,625
Interest expense, net (2)                                26,325               --              --              --              --
                                                 ---------------    -------------   -------------   -------------   -------------

Income before income taxes                                3,234           41,868          41,720          31,144          31,625
Income tax expense                                        2,774           15,954          16,563          12,451          13,188
                                                 ---------------    -------------   -------------   -------------   -------------

Net income                                                  460           25,914          25,157          18,693          18,437

Dividends on preferred stock                             12,611               --              --              --              --
                                                 ---------------    -------------   -------------   -------------   -------------
Net income (loss) attributable to common stock        $ (12,151)          25,914          25,157          18,693          18,437
                                                 ===============    =============   =============   =============   =============

BALANCE SHEET DATA
  (AT END OF PERIOD)
Working capital                                       $  21,548           20,798           8,183          15,084          14,739
Total assets                                            328,815          224,142         231,920         246,563         259,731
Long-term debt, (including current portion)             292,995               --              --              --              --
Mandatorily redeemable 12% cumulative
  preferred stock                                       126,096               --              --              --              --
Stockholders' equity (deficit)                         (135,532)         166,944         162,777         183,698         194,155

OTHER DATA:

EBITDA (3)                                               56,611           56,515          57,157          47,136          47,558

Net cash provided by operating activities                36,140           26,407          47,928          38,056          44,288

Depreciation and amortization expense                    15,468           14,647          15,437          15,992          15,933

Capital expenditures                                      3,960            4,660           1,850           8,906           5,952

Deficiency of earnings to combined fixed
  charges and preferred stock dividends                   9,377               --              --              --              --

(1) Includes $7.8 million of non-recurring expenses incurred in connection with the recapitalization in which our current principals acquired control of New World Pasta and related financing transactions and $2.2 million of non-recurring start-up expenses.

(2) Historically, Hershey Pasta Group did not incur indebtedness or related interest expense as a division of Hershey Foods Corporation. As an independent company, New World Pasta is required to service the interest expense on any borrowings incurred by it including the debt associated with the recapitalization in which our current principals acquired control of New World Pasta.

(3) EBITDA represents earnings before interest, taxes, depreciation and amortization. For year 2000 EBITDA also is adjusted for non-recurring items including cash transaction expenses, one-time asset write-off, cash restructuring costs and other non-recurring charges. We believe that EBITDA provides useful information regarding our ability to service our debt. EBITDA is not a measure of operating performance computed in accordance with GAAP and should not be considered as a substitute for operating income, net income, cash flows from operations, or other statement of operations or cash flow data prepared in conformity with GAAP, or as a measure of profitability or liquidity. In addition, EBITDA may not be comparable to similarly titled measures of other companies. EBITDA may not be indicative of the historical operating results of New World Pasta, and is not meant to be predictive of future results of operation or cash flows. You should also see the audited consolidated statements of cash flows contained within the audited consolidated financial statements appearing in the Form 10-K.

ITEM 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

Year Ended December 31, 1999 Compared With the Year Ended December 31, 1998

     Net Sales
     ---------

     Net sales declined by $19.1 million, or 5.1% for the year ended December 31, 1999 compared to the year ended December 31, 1998. The decline was primarily due to decreases in unit volume and to a lesser extent net price declines resulting from the Company's revised marketing strategy. The continued effect of Hershey Foods' strategy, which focused on short-term return on investment at the expense of sales unit growth, was the main reason for the volume shortfall. The revised marketing strategy, which includes promotional program changes and price reductions, was implemented primarily in Eastern markets in 1999 and resulted in volume gains in the markets where it was fully implemented. Volume was also negatively affected by the loss of a major food service account late in 1998 and by the increased competitive intensity within the industry. Partially offsetting the volume and price declines were favorable unsaleables charges, which were $1.9 million or 14.7% lower than in 1998.

     Cost of Sales
     -------------

     Cost of sales declined by $18.7 million or 9.1% from 1998. In addition to the reduction resulting from the volume decline, the most significant factor contributing to the reduced cost of sales was lower durum/semolina prices. Durum/semolina costs declined 21.6% during 1999 versus 1998. Shipping and warehousing costs were also 1.1% lower than 1998 due to decreased volume offset partially by a slight increase in freight rates during this period.

     Gross profit declined by $0.4 million or 0.2% from 1998, reflecting the lower net sales partially offset by lower raw material costs. Gross profit of $167.0 million was 47.2% of sales for 1999 compared to $167.3 million, or 44.8% of sales for 1998.

     Selling and Marketing Expenses
     ------------------------------

     Selling and marketing expenses increased by $3.5 million or 3.2% as compared to 1998. Selling costs decreased by $1.6 million or 8.6% from the previous twelve-month period. The majority of this decrease relates to the volume decline during the year. Trade promotions increased by $6.3 million or 8.1%, due primarily to restoration of trade promotions not offered in the previous year. The comparison of 1999 trade promotion spending with prior year amounts was also negatively impacted by $1.4 million of favorable incremental marketing accrual adjustments taken in 1998. Advertising costs declined $1.2 million or 19.8% and consumer promotion spending also decreased $0.6 million or 23.3% due to reduced emphasis on these promotional vehicles. Other marketing costs increased by $0.6 million, or 15.3% from 1998 due to higher marketing administrative costs partially offset by decreased marketing research.

     General and Administrative Expenses
     -----------------------------------

     General and administrative expenses, including non-recurring transaction expenses, increased by $5.8 million or 36.8% primarily due to costs incurred as a result of the transition to an independent operating company. Reduced building rent, management incentives and trade association dues partially offset this increase.

     Cost of Restructuring
     ---------------------

     The $2.7 million restructuring cost is the estimated cost of closing the Kansas City, Kansas plant. Included in this estimate is the cost of severance for plant employees, the write-off of equipment, as well as other facility exit costs. While the Company expects such charge to be approximately $2.7 million, no assurance can be made that such cost will not be in excess of the $2.7 million already recorded.

     Income from Operations
     ----------------------

     Income from operations for 1999 was $29.6 million, a decline of $12.3 million or 29.4% compared to 1998. The decrease in income from operations was due primarily to the cost of restructuring, costs incurred to transition to an independent operating company, increases in operating expenses and the decrease in net sales, all of which were offset partially by a decrease in cost of sales.

     Interest Expense
     ----------------

     Interest expense of $26.3 million related to the various debt instruments used in recapitalizing the Company on January 28, 1999, notably the Notes, the term loan (the "Term Loan") issued pursuant to our Credit Facility and deferred debt cost amortization offset partially by interest income on bank deposits.

     Income Tax Expense
     ------------------

     The income tax expense for the year ended December 31, 1999 of $2.8 million differs from the amounts computed by applying the U.S. federal income tax rate to pretax income primarily due to state income taxes and the tax effect from non-recurring transaction expenses that may not be deductible.

     Net Income
     ----------

     We had net income of $460,000 for 1999 compared to net income of $25.9 million in 1998. This reduction was primarily due to a decrease in net sales, increases in costs incurred to transition to an independent operating company, expenses attributable to the Kansas City plant closing and to the interest expense on our outstanding debt.

     Dividends on Preferred Stock
     ----------------------------

     Dividends on preferred stocks are reflective of the mandatory preferred stock dividend of 12% recognized on the balance sheet date. The annual dividend has been prorated from the date of issuance to the balance sheet date.

Year Ended December 31, 1998, compared with Year Ended December 31, 1997

     Net Sales
     ---------

     Net sales declined by $13.1 million or 3.4% in 1998 versus 1997. Sales were negatively impacted by the continuation of Hershey Foods Corporation's strategy to maximize short-term return on investment as implemented in mid-1996. This strategy resulted in a sales volume reduction of 3.3%, which equated to an $11.2 million decline in net sales. The decrease was also the result of unfavorable sales mix in our retail business and price reductions in our industrial business, both combining for $1.9 million of the decline in net sales. Due to the decrease in marketing promotional support and the ineffective execution of marketing programs, sales of our more profitable products declined, generating the unfavorable sales mix variance.

     Cost of Sales
     -------------

     Cost of sales decreased by $4.2 million or 2.0% during 1998 versus 1997. This decrease includes $6.9 million attributable to the reduction in sales volume. Offsetting this decrease was a slight increase in the average purchase price of semolina. The increased average semolina price is primarily attributable to purchases in early 1998 at higher market rates. In addition, labor and overhead costs also increased by $1.5 million and packaging material costs increased by $1.4 million, despite the volume reduction. These increases were partially offset by a $1.4 million decrease in freight and distribution costs resulting from reduced volume and favorable rates. Gross margin decreased from 45.6% to 44.8%.

     Selling and Marketing Expenses
     ------------------------------

     Selling and marketing expenses decreased $11.4 million or 9.4% in 1998 compared to 1997. Selling expenses declined by $1.6 million or 8.5% and related primarily to the net sales decline. Trade promotions declined by $12.0 million, which was in line with the marketing strategy to reduce promotional spending on lower margin products and shift the sales mix toward higher margin items. In addition, prior year promotion fund reversals increased by $2.6 million in 1998, which had a favorable effect on trade promotion costs. Advertising costs increased by $800,000 or 14.5% and consumer promotion increased by $600,000 or 32.5%, with increase emphasis on these promotion vehicles. Other marketing costs increased by $800,000, primarily due to increased packaging changes.

     General and Administrative Expenses
     -----------------------------------

     General and administrative expenses increased by $2.4 million due to an increase in the allocated shared service costs from Hershey Foods Corporation.

     Income from Operations
     ----------------------

     Income from operations for 1998 increased $148,000 or .4% compared to 1997. Decreased net sales and higher general and administrative costs were offset entirely by a reduction in cost of sales and selling and marketing expenses.

     Income Tax Expense
     ------------------

     Income tax expense reflected the tax rate applied to the operating income as a consolidated Hershey Foods Corporation divisional entity, net of any specific tax credits for Hershey Pasta Group.

     Net Income
     ----------

     Net income of $25.9 million reflected a slight increase of $757,000 compared to 1997. Decreased net sales and higher general and administrative costs were offset entirely by a reduction in cost of sales, selling and marketing expenses and income tax expense.

Liquidity and Capital Resources

     Our primary sources of liquidity are cash provided by operations and borrowings under our Credit Facility. Cash and cash equivalents totaled $13.1 million at December 31, 1999 and working capital was $21.5 million as of December 31, 1999 compared to $20.8 million as of December 31, 1998. The increase in working capital was primarily the result of increased cash, accounts receivable, and inventory partially offset by increased accrued liabilities. The current ratio was 1.55 at December 31, 1999 compared to 1.76 at December 31, 1998. See footnote number 8 to the consolidated financial statements for further information on the Credit Facility and our debt.

     Our net cash provided by operating activities was $36.1 million for the year ended December 31, 1999 compared to $26.4 million for the year ended December 31, 1998. This increase was due to the transfer and establishment of accrued liabilities resulting from becoming an independent entity and from better working capital management offset by one-time costs related to the recapitalization transaction and interest expense.

     Net cash used in investing activities totaled $4.0 million for the year ended December 31, 1999 versus $4.7 million for the year ended December 31, 1998, primarily due to lower capital spending levels.

     Net cash used in financing activities of $19.0 million for the year ended December 31, 1999, reflects the issuance of debt ($470.5 million) and repayments of debt ($161.5 million), the net proceeds from issuance of the preferred stock ($12.8 million) and the issuance of common stock ($5.3 million), offset primarily by the repurchase of common stock ($307.7 million). Additionally, we made advanced principal payments of $16.0 million on the Term Loan issued pursuant to our Credit Facility and the final settlement payment to Hershey Foods of $7.0 million during the year ended December 31, 1999.

     Management believes that net cash provided by operations, together with availability under the revolving loan portion of the Credit Facility ($50 million at December 31, 1999), will be sufficient to meet the Company's expected capital and liquidity needs for the foreseeable future.

Year 2000 Compliance

     We completed our Year 2000 remediation in a timely manner and experienced no significant disruptions as a result of the Year 2000 transition. We spent approximately $800,000 on remediation efforts during 1999.

New Accounting Standards

     In June 1998, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 133, "Accounting for Derivative Instruments and Hedging Activities" (the Standard). The Standard establishes comprehensive accounting and reporting standards for derivative instruments and hedging activities that require a company to record derivative instruments at fair value in the balance sheet.

     Furthermore, derivative instruments must meet specific criteria or the change in its fair value must be recognized in earnings in the period of change. To achieve hedge accounting treatment, a derivative instrument needs to be part of a well-documented hedging strategy that describes the exposure to be hedged, the objective of the hedge and a measurable definition of its effectiveness in hedging the exposure. In June 1999, the FASB issued SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of SFAS No. 133." SFAS No. 137 delays the Standard's effective date to the beginning of the first quarter of the fiscal year beginning after June 15, 2000. Adoption of SFAS No. 133 is not expected to have a material effect on our financial statements.

Inflation

     We believe inflation has not had a significant impact on our results of operations for the periods presented and do not anticipate inflation having a significant impact on the future results of operations.

ITEM 7A. Quantitative and Qualitative Disclosures about Market Risks

     We are subject to market risks associated with some commodity prices and, effective with the Credit Facility we entered into in January 1999, changes in interest rates. At December 31, 1998, we had open commodity futures contracts with approximately $2.2 million of deferred losses which were recognized during 1999. We have entered into a procurement agreement with Miller Milling Company, a related party, pursuant to which Miller Milling Company will purchase or supply all of our semolina requirements. Accordingly, we do not anticipate entering into any further commodity futures contracts.

     To manage the risk of fluctuations in interest rates, our borrowings are a mix of fixed and floating rate obligations. This includes the $160.0 million of notes that bear interest at a 9.25% fixed rate and are due 2009. Our $133.0 million Term Loan bears interest at a floating rate which was 9.375% at December 31, 1999. In May 1999, we entered into an interest rate swap agreement that converts $50 million of this floating interest rate debt to a fixed rate of 5.645%, plus the credit agreement interest spread. The agreement expires June 2, 2002. The carrying amount of our debt obligations approximates the fair value of similar debt instruments of comparable maturity, and the interest rate market risk is currently not considered significant.

ITEM 8. Financial Statements

     Financial information required by this item appears in the pages marked F-1 through F-23 at the end of this Report and is incorporated herein by reference as if fully set forth herein.

ITEM 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

     None.

                                   PART III

ITEM 10. Directors and Executive Officers

     Set forth below is information concerning our directors, executive officers and key employees. Our board of directors manages the business and affairs of our Company and currently has eight members. The board of directors must consist of not less than one nor more than fifteen members, with the exact number of members being fixed from time to time by our board of directors. Directors are elected by a plurality of the votes cast at our annual meeting of stockholders. Once elected, each director serves until the next annual meeting of stockholders and until his or her successor is duly elected and qualified, or until his or her earlier death, resignation or removal. See "ITEM 13. Certain Relationships and Related Transactions - Stockholders' Agreement" and "ITEM 11. Executive Compensation - Employment Agreements" for a discussion of certain agreements relating to the election of certain of our directors and executive officers.

       Name                                       Age                    Position
       ----                                       ---                    --------
John E. Denton..................................   56  Chairman, Chief Executive Officer and Director
C. Mickey Skinner...............................   66  Chairman Emeritus and Director
Clifford K. Larsen..............................   59  Executive Vice President, Marketing and Sales
Cecil A. Archbold...............................   58  Vice President, Human Resources
Vito M. J. Castelgrande.........................   49  Vice President, Sales
Burton R. Freeman...............................   51  Vice President, Manufacturing
Mark E. Kimmel..................................   40  Vice President, Administration and Development and General Counsel
Glenn A. Zearfoss...............................   45  Vice President, Logistics
Paul S. Levy....................................   52  Director
Jeffrey C. Lightcap.............................   41  Director
Brett N. Milgrim................................   31  Director
John C. Miller..................................   49  Director
Michael L. Snow.................................   49  Director
David Y. Ying...................................   45  Director

     Mr. Denton is Chairman of the Board, Chief Executive Officer and a Director of New World Pasta. From 1993 until joining New World Pasta on February 28, 2000, Mr. Denton was Chief Executive Officer, President and a Director of Snyder's of Hanover, a producer of pretzel and snack food products. From 1986 to 1993, Mr. Denton was President of Hanover Foods, a processor of frozen and canned foods. Mr. Denton currently serves on the board of Snyder's of Hanover.

     Mr. Skinner is Chairman Emeritus and a Director of New World Pasta. He has been a Director of New World Pasta since January 1999. He was Chairman and Chief Executive Officer of New World Pasta from January 28, 1999 until February 28, 2000, when he became Chairman Emeritus. Mr. Skinner was President of Hershey Pasta Group from 1984 to 1996. Mr. Skinner then served as Vice Chairman of Hershey's Pasta and Grocery Group during 1997. He currently serves on the board of directors of Streck Laboratories and Coleman Natural Products, Inc.

     Mr. Larsen is Executive Vice President, Marketing and Sales of New World Pasta. He has held this position since January 1999. From mid-1996 through 1998, he was retired. Mr. Larsen was Vice President, Marketing for Hershey Pasta Group from 1979 until his retirement in mid-1996.

     Mr. Archbold is Vice President, Human Resources of New World Pasta. He has held this position since January 1999. He was previously Vice President, Human Resources of Hershey's Pasta and Grocery Group from 1997 until January 1999, and Vice President, Human Resources of Hershey Pasta Group from 1990 to 1997.

     Mr. Castelgrande is Vice President, Sales of New World Pasta. He has held this position since January 1999. He was previously Director of Field Sales of Hershey's Pasta and Grocery Group, a position he held from 1998 until joining New World Pasta. He also was Director of Pasta Sales for Hershey Pasta Group from 1997 until 1998. Within Hershey Pasta Group, Mr. Castelgrande held the position of Eastern Sales Director from 1989 to 1997.

     Mr. Freeman is Vice President, Manufacturing of New World Pasta. He has held this position since January 1999. He was previously Vice President, Manufacturing of Hershey Pasta Group from 1991 until joining New World Pasta.

     Mr. Kimmel is Vice President, Administration and Development and General Counsel of New World Pasta. He has held this position since March 1999. He was previously Senior Counsel of Hershey Foods Corporation from 1994 until joining New World Pasta.

     Mr. Zearfoss is Vice President, Logistics of New World Pasta. He has held this position since January 1999. He was Manager of Application Consulting at Hershey Foods Corporation from 1997 to 1999, and was Vice President of Technical Services and Quality Assurance at Hershey Pasta Group from 1991 to 1997.

     Mr. Levy is a Director of New World Pasta. He has been a Director of New World Pasta since January 1999. He has been a Partner of Joseph Littlejohn & Levy since its formation in May 1988. Mr. Levy serves on the board of directors of Hayes Lemmerz International Inc., BSL Holdings, Inc., Jackson Automotive Group, Inc., Iasis Healthcare Corporation, Motor Coach Industries, International and Fairfield Manufacturing Company, Inc.

     Mr. Lightcap is a Director of New World Pasta and a Partner of Joseph Littlejohn & Levy, which he joined in 1997. He has been a Director of New World Pasta since January 1999. From 1993 to 1997, he was a Managing Director and head of leveraged buyout firm coverage for the mergers and acquisitions group at Merrill Lynch & Co., Inc. Mr. Lightcap serves on the board of directors of Hayes Lemmerz International Inc., Iasis Healthcare Corporation, Motor Coach Industries, International and Jackson Automotive Group, Inc.

     Mr. Milgrim is a Director of New World Pasta and a Vice President of Joseph Littlejohn & Levy, which he joined in 1997. He has been a Director of New World Pasta since January 1999. From 1996 through 1997, he was an Associate in the investment banking group at Donaldson, Lufkin & Jenrette, Inc. From 1993 to 1994, Mr. Milgrim was a financial analyst with Vrolyk & Company, an investment banking boutique specializing in mergers and acquisitions and private financings. From 1991 to 1993, he was a Financial Analyst at PaineWebber Incorporated. Mr. Milgrim serves on the board of directors of BSL Holdings, Inc.

     Mr. Miller is a Director of New World Pasta. He has been a Director of New World Pasta since January 1999. Mr. Miller was President of New World Pasta from January 1999 until February 28, 2000. He also serves, and during the last five years has served, as Chairman, President and Chief Executive Officer of Miller Milling Company, which is responsible for procuring New World Pasta's durum/semolina requirements. Mr. Miller is also a founder, Director and President of TABLEX-MILLER SA de C.V., a Mexican durum milling company. He currently serves on the board of directors of the Minneapolis Grain Exchange, where he is Vice Chairman, and on the executive committee of the North American Millers' Association, an industry trade organization.

     Mr. Snow is a Director of New World Pasta and, during the last five years, also has served as Executive Vice President, Secretary, Treasurer and a Director of Miller Milling Company. He has been a Director of New World Pasta since January 1999. Mr. Snow was Executive Vice President of New World Pasta from January 1999 until February 28, 2000. He is of counsel to, and was a former partner of, the commercial law firm of Maslon Edelman Borman & Brand LLP. Mr. Snow is also a founder, Director and officer of TABLEX-MILLER SA de C.V., a Mexican durum milling company. He currently acts as counsel to and a director of Osmonics, Inc. and as a director of Navarre Corporation, Innuity, Inc. and Artesian Management, Inc.

     Mr. Ying is a Director of New World Pasta and a Partner of Joseph Littlejohn & Levy, which he joined in 1997. He has been a Director of New World Pasta since January 1999. He was previously a Managing Director at Donaldson, Lufkin & Jenrette, Inc., which he joined in January 1993, and the head of its restructuring department. Mr. Ying serves on the board of directors of Hayes Lemmerz International Inc., Iasis Healthcare Corporation, Motor Coach Industries, International and BSL Holdings, Inc.

Committees of the Board of Directors

     Our board of directors has three standing committees: the Audit Committee, the Corporate Governance Committee and the Compensation Committee.

     The primary purpose of the Audit Committee is to provide objective oversight of the accounting functions and internal controls of New World Pasta and our subsidiaries and affiliates and to ensure the quality and objectivity of our financial statements. The Audit Committee currently consists of Messrs. Miller, Ying and Milgrim. During 1999, the Audit Committee did not meet.

     The Corporate Governance Committee is responsible for providing counsel to our board of directors with respect to board organization and function, committee membership and structure and corporate governance matters. The Corporate Governance Committee currently consists of Messrs. Skinner, Ying and Milgrim. During 1999, the Corporate Governance Committee did not meet.

     The Compensation Committee is authorized to oversee and maintain our compensation practices, to establish appropriate incentives to motivate and reward key management employees and to oversee the competency and qualification of key management personnel. The Compensation Committee also administers our 1999 Stock Option Plan. The Compensation Committee currently consists of Messrs. Snow, Ying and Milgrim. During 1999, the Compensation Committee did not meet.

Compensation Committee Interlocks and Insider Participation

     New World Pasta's Compensation Committee currently consists of Messrs. Snow, Ying and Milgrim. Mr. Snow is, along with Mr. Miller, a principal in Miller Milling Company. Under three separate agreements, Miller Milling Company provided, and continues to provide, certain raw materials and procurement services to New World Pasta and its subsidiaries. In 1999, New World Pasta paid Miller Milling Company in excess of $38 million for these raw materials and services, and New World Pasta expects to pay Miller Milling Company in excess of $44 million for these raw materials and services in fiscal year 2000. For further information regarding these agreements, see "ITEM 13. Certain Relationships and Related Transactions --Procurement Agreement", "Fresno Mill Agreement" and "Winchester Mill Agreement."

Compensation of Directors

     Directors do not receive any compensation for their services. They are, however, reimbursed for travel expenses and other out-of-pocket costs incurred in connection with attendance at board of directors and committee meetings.

Section 16(a) Beneficial Ownership Reporting Compliance

     Section 16(a) of the Securities Exchange Act of 1934 requires the directors and officers of a reporting company to file reports of holdings and transactions in that company's public equity securities with the Securities and Exchange Commission and the New York Stock Exchange. Because the Company does not have public equity securities, the reporting requirements under Section 16(a) do not apply to the Company.

ITEM 11. Executive Compensation

     The following table sets forth certain compensation information for our chief executive officer and the four other executive officers who, based on salary and bonus compensation, were the most highly compensated officers for the year ended December 31, 1999.

                           SUMMARY COMPENSATION TABLE

                                                        Annual                                       Long-Term
                                                     Compensation                               Compensation  Awards
                                                    --------------                             ----------------------
Name and Principal Position                                               Other Annual         Securities Underlying
                                  Year(1)    Salary ($)    Bonus ($)    Compensation ($)              Options
                                  -------  --------------  ---------    ----------------       ----------------------

C. Mickey Skinner, (4)             1999       402,564          0           28,280 (3)                  170,213 (5)
Chief Executive Officer

John Miller, (6)                   1999       201,282          0                   0                   200,936
President

Glenn Zearfoss,                    1999       140,538          0            3,514 (2)                   56,442
VP, Logistics

Cliff Larsen,                      1999       140,000          0                   0                    42,553
Executive VP
Sales & Marketing

Burton Freeman,                    1999       138,951          0            3,474 (2)                   56,442
VP, Manufacturing

(1) Our current principals acquired control of our Company from Hershey Foods Corporation in a recapitalization that was completed on January 28, 1999. Prior to that time, we were a wholly-owned division of Hershey Foods Corporation, which was operated by a management team comprised of Hershey Foods Corporation appointees. None of our executive officers received any compensation directly from us relating to any period prior to January 28, 1999. During the period from January 1, 1999 through January 28, 1999, however, Messrs. Skinner, Miller and Zearfoss were compensated by Miller Milling Company in the amounts of $33,333, $16,667, and $15,923, respectively. We later reimbursed Miller Milling Company for the compensation paid to these executive officers.

(2) Represents the Company's matching contributions to the individual's 401(k) account.

(3) Includes car allowance of $13,255; reimbursement for country club fees of $12,000; and reimbursement of tax preparation fees of $3,025.

(4) Mr. Skinner relinquished his position as Chief Executive Officer on February 28, 2000. See "Employment Agreements."

(5) In connection with Mr. Skinner's relinquishment of his position as Chief Executive Officer, the securities underlying his options grants were reduced to 18,888.

(6) Mr. Miller relinquished his position as President effective February 28, 2000. See "Employment Agreements."

The 1999 Stock Option Plan

     Our 1999 Stock Option Plan provides for the grant of equity-based compensation to our key employees and consultants. Participants in the 1999 Stock Option Plan can receive incentive stock options and nonqualified stock options, in either case, to acquire shares of our common stock. The 1999 Stock Option Plan provides for the issuance of options to acquire up to an aggregate of 910,166 shares of our common stock, or 15.4% of the common stock on a fully-diluted basis. The 1999 Stock Option Plan is intended to assist us in attracting and retaining employees of outstanding ability. Options under the plan were granted to give senior management a financial stake in our future performance. The Compensation Committee administers the 1999 Stock Option Plan.

     The following table sets forth certain information relating to the option grants under our 1999 Stock Option Plan for the year ended December 31, 1999. Approximately two-thirds of the options granted to the executives have an exercise price of $10 per share, which is the per share price paid by New World Pasta LLC and Miller Pasta LLC in connection with the recapitalization. The exercise price for the remainder of the options is $73.50 per share.

                           OPTION/SAR GRANTS IN 1999

                                        Individual Grants
                                        -----------------
                              Number Of            Percent Of Total
                              Securities            Options/SARs
                              Underlying             Granted To
                             Options/SARs            Employees In          Exercise or Base   Expiration     Grant Date Present
         Name               Granted (#)(1)           Fiscal Year(2)          Price ($/Sh)        Date            Value $ (3)
         ----               --------------           --------------          ------------        ----         ------------------
C. Mickey Skinner (4)          111,111                  20.00                    10.00         01/28/09             316,666
                                59,102                  16.67                    73.50         01/28/09                  --

John C. Miller                  92,778                  16.70                    10.00         01/28/09             264,417
                               108,158                  30.50                    73.50         01/28/09                  --

Glenn Zearfoss                  41,667                   7.50                    10.00         01/28/09             118,751
                                14,775                   4.17                    73.50         01/28/09                  --

Cliff Larsen                    27,778                   5.00                    10.00         01/28/09              79,167
                                14,775                   4.17                    73.50         01/28/09                  --

Burton Freeman                  41,667                   7.50                    10.00         01/28/09             118,751
                                14,775                   4.17                    73.50         01/28/09                  --

All executive officers         513,889                  92.50                    10.00         01/28/09           1,464,584
                               325,059                  91.67                    73.50         01/28/09                  --

(1) We did not grant any free-standing SARs or options with tandem SARs. Options vest 20% per year, except for options granted to Mr. Skinner. Mr. Skinner's options originally had a different vesting schedule, however, see Footnote 4 below. Options lapse upon an executive's termination of employment except in the instance of death or disability, in which case the option may be exercised, to the extent vested, for a period of 90 days.

(2) Percentage indicated is calculated based on the number of options granted with the same exercise price.

(3) Based on the Black-Scholes option pricing model. The use of this model should not be construed as an endorsement of its accuracy at valuing options. The actual value, if any, an executive may realize will depend on the excess of the stock price over the exercise price on the date the option is exercised, so there is no assurance the actual value realized will be at or near the value estimated by the Black-Scholes model. The estimated values under that model are based on the following assumptions:

        Stock price                 $10.00
        Expected option term       7 years
        Stock price volatility           0
        Dividend yield                   0
        Risk-free interest rate       4.80%

(4) On February 28, 2000, in connection with the relinquishment of the position of Chief Executive Officer, Mr. Skinner's option to purchase Company securities at $10.00 per share vested as to 18,888 common shares and terminated as to all other shares.

     No options were exercised (and no payments were made by us in respect of any options) during 1999.

Other Incentive Arrangements

     In addition to equity-based compensation, bonuses are offered to a select group of management employees. Annual bonus payments are based on a percentage of the participating employee's base salary. Bonus percentages are established by the Compensation Committee or in some instances by the individual's employment agreement. Bonuses are paid out only if specified performance criteria are satisfied. The criteria to be used in any particular year are determined by the Compensation Committee, but may include earnings before interest, taxes, depreciation and amortization, cash flow, sales, market share and other similar company performance-based objectives. In addition to these objectives, individuals will also have specific objectives related to their job function. The 1999 objectives were not satisfied and no bonus payments were made.

     New World Pasta LLC and Miller Pasta LLC have also entered into agreements with members of senior management to make payment to them based on the preferred dividends paid and the equity value of our Company at the point it is sold or engages in a public offering of securities.

Employment Agreements

     On January 28, 1999, we entered into employment agreements with each of Mr. Skinner, Mr. Miller and Mr. Snow. The employment agreement with Mr. Skinner provided for his full-time employment as Chairman of the Board of Directors and Chief Executive Officer for an initial term of three years, with an option to renew the term for an additional two years on either a full-time basis, in which case he will remain Chairman and CEO during the renewal term, or on a part-time basis, in which case Mr. Skinner will function as Chairman during the renewal term. On February 2, 2000, we entered into an agreement with Mr. Skinner to relinquish his position as Chairman of the Board and Chief Executive Officer and assume the position of Chairman Emeritus. The new agreement terminates Mr. Skinner's employment agreement dated January 28, 1999. Under the terms of the new agreement, Mr. Skinner will be employed through January 27, 2004. Mr. Skinner's compensation will be $400,000 per year through January 27, 2002 and $250,000 per year through January 27, 2004. The stock options previously granted to Mr. Skinner to purchase 18,888 shares of our common stock at $10 per share will immediately vest and all other options previously granted were relinquished. Mr. Skinner will also be entitled to health, welfare and pension benefits as well as reimbursement of expenses up to $12,000 per year incurred for a country club membership, income tax return preparation of up to $2,000 per year, car allowance of up to $1,200 per month and business expenses, including first class travel for himself and, where appropriate, travel expenses for his spouse. Mr. Skinner is subject to specified non-competition and confidentiality provisions.

     The employment agreement with Mr. Miller provides for his part-time employment as President for an initial term of three years, with an option to renew the term for an additional two years. Mr. Miller's agreement provides for a base salary of $200,000 to be paid during the term--increased annually by an amount equal to the percentage increase in the Consumer Price Index for the Minneapolis area--and a maximum annual bonus opportunity equal to 50% of his base salary. In addition, Mr. Miller's agreement provides for a grant of options to purchase an aggregate of 200,936 shares of our common stock under our 1999 Stock Option Plan. The exercise price of options to purchase 92,778 shares is equal to $10 per share and the exercise price of options to purchase 108,158 shares is equal to $73.50 per share. Pursuant to Mr. Miller's agreement, Mr. Miller is also entitled to receive the welfare and pension benefits generally available to our senior executives.

     In the event Mr. Miller's employment is terminated by us without cause, as defined in Mr. Miller's agreement, or by Mr. Miller with good reason, as defined in Mr. Miller's agreement, he will be entitled to receive his then-current base salary and benefits under his agreement for the remainder of the term. Upon the occurrence of a change in control of our Company, as defined in Mr. Miller's agreement, his agreement will automatically terminate, unless he does not have the right to receive cash or marketable securities with respect to his equity investment in our Company or with respect to the options then held by him, in which event, his agreement will not automatically terminate, but will become terminable by him at any time during the 60-day period following the change in control of our Company. Mr. Miller's agreement provides that he will be subject to non-competition and non-solicitation provisions following the termination of his employment during any period that he is receiving payments from us thereunder. However, upon the termination of his employment following a change in control of our Company, the non-competition and non-solicitation provisions will remain in effect for two years following the termination of his employment.

     Mr. Miller and the Company have agreed that Mr. Miller will remain an employee of the Company but will no longer serve as President effective February 28, 2000.

     The employment agreement with Mr. Snow provides for his part-time employment as Executive Vice President for an initial term of three years, with an option to renew the term for an additional two years. Mr. Snow's agreement provides for a base salary of $100,000 to be paid during the term--increased annually by an amount equal to the percentage increase in the Consumer Price Index for the Minneapolis area--and a maximum annual bonus opportunity equal to 50% of his base salary. In addition, Mr. Snow's agreement provides for a grant of options to purchase an aggregate of 141,832 shares of our common stock under our 1999 Stock Option Plan. The exercise price of options to purchase 92,778 shares is equal to $10 per share and the exercise price of options to purchase 49,054 shares is equal to $73.50 per share. Pursuant to Mr. Snow's agreement, he is also entitled to receive the welfare and pension benefits generally available to our senior executives.

     In the event Mr. Snow's employment is terminated by us without cause, as defined in Mr. Snow's agreement, or by Mr. Snow with good reason, as defined in Mr. Snow's agreement, he will be entitled to receive his then-current base salary and benefits under his agreement for the remainder of the term. Upon the occurrence of a change in control of our Company, as defined in Mr. Snow's agreement, his agreement will automatically terminate, unless he does not have the right to receive cash or marketable securities with respect to his equity investment in us or with respect to the options then held by him, in which event, his agreement will not automatically terminate, but will become terminable by him at any time during the 60-day period following the change in control of our Company. Mr. Snow's agreement provides that he will be subject to non-competition and non-solicitation provisions following the termination of his employment during any period that he is receiving payments from us thereunder. However, upon the termination of his employment following a change in control of our Company, the non-competition and non-solicitation provisions will remain in effect for two years following the termination of his employment.

     Mr. Snow and the Company have agreed that Mr. Snow will remain an employee of the Company but will no longer serve as Executive Vice President effective February 28, 2000.

     On February 4, 2000, we entered into an employment agreement with Mr. John Denton. The employment agreement with Mr. Denton provides for his full-time employment as Chairman of the Board of Directors and Chief Executive Officer. The agreement is for a term of two years with automatic one-year extensions unless either party notifies the other of its desire to terminate the agreement 90 days prior to its scheduled termination date.

     Mr. Denton's agreement provides for a base salary of $400,000 to be paid during the term--which may be increased annually based on performance and merit- -and a maximum annual bonus opportunity equal to 100% of his base salary. In addition, Mr. Denton's agreement provides for a grant of options to purchase an aggregate of three and one-half percent of the shares of our common stock outstanding on the grant date at an exercise price equal to $10 per share and options equal to one and three quarters percent of the common stock outstanding on the grant date at an exercise price of $73.50 per share. Mr. Denton will also be issued 29,286 shares of common stock and 792 shares of preferred stock. 11,714 of these shares of common stock and 317 of these shares of preferred stock will be subject to forfeiture. The forfeiture restriction will lapse as to one fifth of these shares on each anniversary of the date of this agreement or upon a change of control. Pursuant to Mr. Denton's agreement, he is also entitled to receive the health, welfare and pension benefits generally available to our senior executives and up to an aggregate of $20,000 annually for a country club membership and car allowance.

     In the event Mr. Denton's employment is terminated by us without cause, as defined in his agreement, or by Mr. Denton with good reason, as defined in Mr. Denton's agreement, he will be entitled to receive his then-current base salary and benefits under his agreement for the remainder of the term, provided however that if Mr. Denton is terminated without cause prior to his second anniversary with the Company, he will be entitled to receive his salary and benefits until the end of such two-year period. Mr. Denton's agreement provides that he will be subject to non-competition restrictions following the termination of his employment during any period that he is receiving payments from us.

ITEM 12. Security Stock Ownership of Certain Beneficial Owners and Management

     The following table sets forth information regarding ownership of shares of our common stock and preferred stock, as of February 1, 2000, by each person known to be the owner of 5% or more of our common stock, by each person who is a director or executive officer and by all directors and executive officers as a group. Unless otherwise indicated, the address of each person listed below is 85 Shannon Road, Harrisburg, Pennsylvania 17112. When reviewing the following table, you should be aware that:

     . The amounts and percentages of common stock and preferred stock beneficially owned are reported on the basis of regulations of the SEC governing the determination of beneficial ownership of securities. Under the rules of the SEC, a person is deemed to be a "beneficial owner" of a security if that person has or shares "voting power," which includes the power to vote or to direct the voting of such security, or "investment power," which includes the power to dispose of or to direct the disposition of such security. A person is also deemed to be a beneficial owner of any securities of which that person has a right to acquire beneficial ownership within 60 days. Under these rules, more than one person may be deemed a beneficial owner of the same securities and a person may be deemed to be a beneficial owner of securities as to which that person has no economic interest.

     . Through its interest in New World Pasta LLC, Joseph Littlejohn & Levy Fund III, L.P. is deemed to beneficially own all of the shares of common stock and preferred stock owned by New World Pasta LLC.

     . Miller Pasta LLC is owned by a group of investors, including Messrs. Skinner, Miller and Snow. Through their interests in Miller Pasta LLC, Messrs. Skinner, Miller and Snow are deemed to beneficially own all of the shares of common stock and preferred stock owned by Miller Pasta LLC.

     . Messrs. Skinner, Miller and Snow all own membership interests in Miller Pasta LLC, which owns 10.6% of the common stock and 11.3% of the preferred stock. Through their interests in Miller Pasta LLC, Messrs. Skinner, Miller and Snow are deemed to beneficially own all of the shares of common stock and preferred stock owned by Miller Pasta LLC.

     . Messrs. Levy, Lightcap and Ying are general partners of JLL Associates III, LLC, the general partner of Joseph Littlejohn & Levy Fund III, L.P., which owns membership interests in New World Pasta LLC. As a result, each may be deemed to beneficially own all of the shares of common stock and preferred stock owned by New World Pasta LLC.

                                                        Common Stock                     Preferred Stock
                                                 --------------------------              ----------------
                                                    Number      Percentage     Number       Percentage
                                                 of Shares (1)   of Class    of Shares       of Class
                                                 -------------  -----------  ----------  ----------------
New World Pasta LLC                                 4,167,869         83.4%  100,636.31             88.7%
Miller Pasta LLC                                      532,131         10.6%   12,848.69             11.3%
Hershey Foods Corporation                             300,000          6.0%          --               --
C. Mickey Skinner                                     551,019         11.0%   12,848.69             11.3%
John C. Miller                                        583,134         11.5%   12,848.69             11.3%
Michael L. Snow                                       565,403         11.2%   12,848.69             11.3%
Clifford K. Larsen                                      9,989           *            --               --
Cecil A. Archbold                                       8,322           *            --               --
Vito M. J. Castelgrande                                 8,322           *            --               --
Burton R. Freeman                                      12,766           *            --               --
Mark E. Kimmel                                          7,236           *            --               --
Glenn A. Zearfoss                                      12,766           *            --               --
Paul S. Levy                                        4,167,869         83.4%  100,636.31             88.7%
Jeffrey C. Lightcap                                 4,167,869         83.4%  100,636.31             88.7%
Brett N. Milgrim                                           --           --           --               --
David Y. Ying                                       4,167,869         83.4%  100,636.31             88.7%
All directors and executive                         4,862,564         94.2%  113,485.00            100.0%
    officers as a group (13 persons)

*    Less than 1%.

(1) The following number of stock options, exercisable as of January 28, 2000, are included in the total number of shares of common stock listed: C. Mickey Skinner - 18,888; J. Miller - 51,003; M. Snow - 33,272; C. Larsen - 9,989; B. Freeman - 12,766; C. Archbold - 8,322; V. Castelgrande - 8,322;
     G. Zearfoss - 12,766; M. Kimmel - 7,236; and the executive officers as a group - 162,564.

ITEM 13. Certain Relationships and Related Transactions

     New World Pasta LLC, which beneficially owns 83.4% of our common stock, is controlled by Joseph Littlejohn & Levy Fund III, L.P., which is controlled by Joseph Littlejohn & Levy. Miller Pasta LLC, which beneficially owns 10.6% of our common stock, is controlled by a group of investors, including C. Mickey Skinner, John Miller, Michael Snow and Miller Milling Company. Messrs. Skinner, Miller and Snow are directors of our Company, and Messrs. Miller and Snow are principals of Miller Milling Company. Some of these entities and individuals are parties to material agreements with us, as described below. See also "Management--Employment Agreements" for a discussion of the employment agreements between us and Messrs. Skinner, Miller and Snow.

Stockholders' Agreement

     In connection with the recapitalization in which our current principals acquired control of our Company, Miller Pasta LLC, New World Pasta LLC, Hershey Foods Corporation, our Company and some of the members of Miller Pasta LLC entered into a Stockholders' Agreement, dated January 28, 1999, which provides, among other things, that New World Pasta LLC and Miller Pasta LLC will vote their shares of our common stock so that our board of directors will be comprised of eight directors consisting of the Chief Executive Officer, four designees of New World Pasta LLC and two designees of Miller Milling Company. In addition, under the Stockholders' Agreement, Mr. Skinner has the right to continue to serve on our board of directors through January 28, 2004. The current board of directors designees of New World Pasta LLC are Messrs. Levy, Lightcap, Milgrim and Ying and the current board of directors designees of Miller Milling Company are Messrs. Miller and Snow. New World Pasta LLC has, at all times, the right to elect a majority of our board of directors.

     Under the Stockholders' Agreement, Miller Pasta LLC and Hershey Foods Corporation agreed not to transfer any of our securities, except to permitted transferees. As defined in the Stockholders' Agreement, permitted transferees include:

     .    any descendants of the transferring stockholder;

     .    New World Pasta;

     . in the case of any stockholder that is an entity, the stockholders, members, beneficiaries or partners of the entity or any successor to the entity;

     .    any transferee by testamentary or intestate disposition;

     . any transferee by lifetime transfer to the transferring stockholder's relatives or any trusts, limited partnerships or other entities established for their benefit;

     . any successor nominee or trustee for the beneficial owner for which the stockholder acts as nominee or trustee;

     . the lenders--or any agent acting on their behalf--under our revolving Credit Facility pursuant to a pledge of the stockholder's shares to secure our obligations in connection with the revolving Credit Facility and, in the event of foreclosure by the lenders or their agent, any transferee or transferees of the lenders or their agent; or


     . subject to our consent, which may not be unreasonably withheld or delayed, any affiliate of the transferring stockholder which the transferring stockholder controls.

     Under the Stockholders' Agreement, the members of Miller Pasta LLC also agreed not to transfer any of their interests in Miller Pasta LLC, except that:

     . the members of Miller Pasta LLC may transfer their membership interests to permitted transferees, as described above;

     . Miller Pasta LLC may issue up to $1.4 million of membership interests to the employees of Miller Milling Company; and

     . Messrs. Miller, Skinner and Snow and Miller Milling Company may transfer their membership interests with our consent, which may not be unreasonably withheld or delayed.

     The securities of our Company held by Miller Pasta LLC and Hershey Foods Corporation are subject to "tag-along" and "drag-along" rights upon the transfer of any of our securities by New World Pasta LLC. The "tag-along" rights allow Miller Pasta LLC and Hershey Foods Corporation to participate, in proportion to their respective ownership interests in us, in any sale by New World Pasta LLC of our securities to a third party. "Drag-along" rights allow New World Pasta LLC to cause Miller Pasta LLC and Hershey Foods Corporation to participate, in proportion to their respective ownership interests in us, in any sale by New World Pasta LLC of our securities to a third party.

     After 180 days following the completion of an initial public offering of our common stock:

     . Hershey Foods Corporation and all of the members of Miller Pasta LLC, other than Miller Milling Company and Messrs. Skinner, Miller and Snow, will be able to sell their shares of our common stock without restriction;

     . Miller Milling Company and Messrs. Skinner, Miller and Snow will be able to sell up to 75% of their shares of our common stock during specified time periods; and

     . each of New World Pasta LLC and Miller Pasta LLC will have the right, under some circumstances and subject to some conditions, to require us to register their shares of our common stock under the Securities Act.

     The Stockholders' Agreement provides, among other things, that we will pay all expenses in connection with the first three demand registrations requested by each of New World Pasta LLC and Miller Pasta LLC and in connection with any registration commenced by us as a primary offering in which New World Pasta LLC and Miller Pasta LLC participate through piggyback registration rights granted under that agreement. We will also be required to pay all expenses in connection with any registration we commence as a primary offering in which Hershey Foods Corporation participates through piggyback registration rights granted to Hershey Foods Corporation under the Stockholders' Agreement. New World Pasta LLC, Miller Pasta LLC and Hershey Foods Corporation also are granted preemptive rights under the Stockholders' Agreement to participate in future private equity offerings. Some of the rights under the Stockholders' Agreement terminate when either New World Pasta LLC or Miller Pasta LLC ceases to own at least 25% of its initial investment in us. Unless terminated earlier pursuant to its terms, the Stockholders' Agreement will terminate on January 28, 2009.

Procurement Agreement

     We are a party to a long-term Procurement Agreement, dated January 28, 1999, (the "Procurement Agreement") with Miller Milling Company, pursuant to which Miller Milling Company has agreed to procure all of our requirements for semolina and other specified products, and contracts for the milling of durum and other related services, including quality testing, execution of futures and hedging contracts, transportation and storage, other than those contract goods and contract services supplied under the Fresno Mill Agreement and the Winchester Mill Agreement, each as described below. Miller Milling Company has agreed to use reasonable commercial efforts to procure the contract goods and contract services under the Procurement Agreement on terms we believe are commercially favorable. In return for its services under the Procurement Agreement, Miller Milling Company is entitled to a minimum fee per year, subject to adjustment. The Procurement Agreement may be terminated by either party if the other defaults and the default is not cured within a specified period of its receiving written notice thereof. We have the right under the Procurement Agreement to inspect Miller Milling Company's purchase and manufacturing records. In addition, the Procurement Agreement contains customary indemnification provisions for both parties.

Fresno Mill Agreement

     Pursuant to a multi-year Amended and Restated Mill Agreement, dated March 1, 1998, (the "Fresno Agreement') between Miller Milling Company and our Company, we have agreed to purchase from Miller Milling Company a substantial portion of the semolina needs of our Fresno, California plant. We will purchase semolina milled at Miller Milling Company's Fresno, California mill at a price which we believe is commercially favorable. The Fresno Mill Agreement may be terminated by either party if the other party defaults and the default is not cured within a specified period. In addition, we have the right to inspect Miller Milling Company's Fresno mill. This agreement was amended as of March 10, 2000, to extend the term through December 31, 2009, to add a consumer price index based pricing adjustment, and to provide for certain capital additions to the mill.

Winchester Mill Agreement

     Pursuant to a multi-year Mill Agreement, dated January 28, 1999, (the "Winchester Agreement") among Miller Milling Company, Winchester Pasta LLC, our wholly-owned subsidiary, and our Company, we have agreed to purchase from Miller Milling Company substantially all of the semolina needs of our Winchester, Virginia plant. Under some circumstances, we will purchase from Miller Milling Company a significant portion of our semolina requirements for our Lebanon, Pennsylvania plant. We will purchase semolina from Miller Milling Company's Winchester mill at a price that we believe is commercially favorable. We may inspect Miller Milling Company's Winchester mill and Miller Milling Company's books and records on request. The Winchester Mill Agreement may be terminated by either party if the other party defaults and the default is not cured within a specified period. This agreement was amended as of March 10, 2000, to extend the term through December 31, 2009, to add a consumer price index based pricing adjustment, and to provide for certain capital additions to the mill. We paid in excess of $38 million to Miller Milling Company in 1999 pursuant to the Procurement Agreement, the Fresno Agreement and the Winchester Agreement, and we expect to pay in excess of $44 million in 2000 pursuant to these contracts.

Employment Agreements

     We are a party to employment agreements with Messrs. Skinner, Miller, Snow and Denton. For further information regarding the terms of these employment agreements, see "Employment Agreements" in ITEM 11.

Tax Sharing Agreement

     Our Company and our current subsidiaries are included in New World Pasta LLC's consolidated group for U.S. federal income tax purposes as well as in some consolidated, combined or unitary groups which include New World Pasta LLC for state, local and foreign income tax purposes. We entered into a Tax Sharing Agreement with New World Pasta LLC in connection with the recapitalization in which our current principals acquired control of New World Pasta. Pursuant to the Tax Sharing Agreement, we generally will make payments to New World Pasta LLC such that, with respect to tax returns for any taxable period in which we or any of our subsidiaries is included in the consolidated group or any combined group, the amount of taxes to be paid by us will be determined, subject to specified adjustments, as if we and each of our subsidiaries included in the consolidated group or combined group filed our own consolidated, combined or unitary tax return. We and New World Pasta LLC will prepare pro forma tax returns with respect to any tax return filed with respect to the consolidated group or any combined group in order to determine the amount of tax sharing payments under the Tax Sharing Agreement. The Tax Sharing Agreement does not alter our general responsibility for any taxes with respect to tax returns that include only us and our subsidiaries. Due to the Section 338(h)(10) election as described in Note 1 of the consolidated financial statements, the consolidated group has a loss for federal and state income tax purposes in 1999 and anticipates a tax loss in 2000. Accordingly, we do not expect to have any significant payments to New World Pasta LLC in fiscal 2000.

     New World Pasta LLC will be responsible for filing any tax return with respect to the consolidated group or any combined group. Pursuant to the Tax Sharing Agreement, we will be responsible for preparing these tax returns. The Tax Sharing Agreement does not alter our general responsibility for preparing and filing any tax returns that include only us and our subsidiaries.

     New World Pasta LLC will be primarily responsible for controlling and contesting any audit or other tax proceeding with respect to the consolidated group or any combined group. Pursuant to the Tax Sharing Agreement, we will conduct the contest of any audit or tax proceeding that relates to any tax return which we are responsible for preparing. However, the entering into of any settlement or agreement or any decision in connection with any judicial or administrative tax proceeding will be subject to the control of New World Pasta LLC.

     Each member of a consolidated group for U.S. federal income tax purposes is jointly and severally liable for the federal income tax liability of each other member of the consolidated group. Accordingly, although the Tax Sharing Agreement allocates tax liabilities between us and New World Pasta LLC, for any period in which we were included in the consolidated group, we could be liable in the event that any federal tax liability was incurred, but not discharged, by any other member of the consolidated group.

                                     PART IV

ITEM 14. Financial Statements, Schedules, Exhibits and Report on Form 8-K

                                                                        Page No.
                                                                        --------
(a)  Documents filed as part of this Form 10-K

1.   Financial Statements:

     - Independent Auditors' Report .......................................   F1
     - Consolidated Balance Sheets as of December 31, 1999 and 1998 .......   F3
     - Consolidated Statements of Operations for the Years Ended
          December 31, 1999, 1998 and 1997 ................................   F4
     - Consolidated Statements of Stockholders' Equity (Deficit)
          for the Years Ended December 31, 1999, 1998 and 1999 ............   F5
     - Consolidated Statements of Cash Flows for the
          Years Ended December 31, 1999, 1998 and 1997 ....................   F6
     - Notes to Consolidated Financial Statements .........................   F7

2. Financial Statement Schedules - Schedules have been omitted because the information required to be set forth therein is not applicable or is shown in the financial statements or notes thereto.

3.   Exhibits

     Exhibit
     Number                 Description
     ------                 -----------

     2.1 Recapitalization Agreement, dated as of December 15, 1998, by and among Hershey Foods Corporation, Hershey CRE, Inc., Homestead, Inc., New World Pasta Company, New World Pasta, LLC, Joseph Littlejohn and Levy Fund III, L.P., filed as Exhibit 2.1 to the Registration Statement on Form S-4 (Reg. No. 333-76763) declared effective August 3, 1999.

     2.2 Amendment No. 1 to Recapitalization Agreement, dated as of January 28, 1999, by and among Hershey Foods Corporation, Hershey Chocolate & Confectionery Corporation (as successor to Hershey CRE, Inc.), Homestead, Inc., New World Pasta Company, New World Pasta, L.L.C., Joseph Littlejohn and Levy Fund III, L.P., filed as Exhibit 2.2 to the Registration Statement on Form S-4 (Reg. No. 333-76763) declared effective August 3, 1999.

     3.1 Amended and Restated Certificate of Incorporation of New World Pasta Company, as filed with the Secretary of State of the State of Delaware on January 28,1999, filed as Exhibit 3.1 to the Registration Statement on Form S-4 (Reg. No. 333-76763) declared effective August 3, 1999.

     3.2  Amended and Restated By-Laws of New World Pasta Company, filed as
          Exhibit 3.2 to the Registration Statement on Form S-4 (Reg. No. 333-76763) declared effective August 3, 1999.

     3.3 Certificate of Formation of Winchester Pasta, L.L.C., as filed with the Secretary of State of the State of Delaware on December 17, 1998, filed as Exhibit 3.3 to the Registration Statement on Form S-4 (Reg. No. 333-76763) declared effective August 3, 1999.

     3.4 Limited Liability Company Agreement of Winchester Pasta, L.L.C., dated as of December 17, 1998, by and between Hershey Foods Corporation, as the sole member, and Winchester Pasta, L.L.C., filed as Exhibit 3.4 to the Registration Statement on Form S-4 (Reg. No. 333-76763) declared effective August 3, 1999.

     3.5 Amendment No. 1 to Limited Liability Company Agreement of Winchester Pasta L.L.C., dated as of January 28, 1999, among Hershey Foods Corporation, as the original member, New World Pasta Company, as the successor member, and Winchester Pasta, L.L.C., filed as Exhibit 3.5 to the Registration Statement on Form S-4 (Reg. No. 333-76763) declared effective August 3, 1999.

     3.6 Certificate of Formation of Pasta Group, L.L.C., as filed with the Secretary of State of the State of Delaware on December 17, 1998, filed as Exhibit 3.6 to the Registration Statement on Form S-4 (Reg. No. 333-76763) declared effective August 3, 1999.

     3.7 Limited Liability Company Agreement of Pasta Group L.L.C., dated as December 17, 1998, by and between Hershey Foods Corporation, as the sole member, and Pasta Group, L.L.C., filed as Exhibit 3.7 to the Registration Statement on Form S-4 (Reg. No. 333-76763) declared effective August 3, 1999.

     3.8 Amendment No. 1 to Limited Liability Company Agreement of Pasta Group L.L.C., dated as of January 28, 1999, among Hershey Foods Corporation, as the original member, New World Pasta Company, as the successor member, and Pasta Group, L.L.C., filed as Exhibit 3.8 to the Registration Statement on Form S-4 (Reg. No. 333- 76763) declared effective August 3, 1999.

     4.1 Indenture, dated as of February 19, 1999, among New World Pasta Company, as issuer, Winchester Pasta, L.L.C., as guarantor, Pasta Group, L.L.C., as guarantor, and The Bank of New York, as trustee, filed as Exhibit 4.1 to the Registration Statement on Form S-4 (Reg. No. 333-76763) declared effective August 3, 1999.

     4.2 Senior Subordinated Guarantee, dated February 19, 1999, by Pasta Group, L.L.C. in favor of (i) the holders of New World Pasta Company's outstanding 9-1/4% Senior Subordinated Notes due 2009 and 9-1/4% Senior Subordinated Exchange Notes due 2009 and (ii) the Bank of New York, as trustee under the indenture governing the above-referenced notes, filed as Exhibit 4.2 to the Registration Statement on Form S-4 (Reg. No. 333-76763) declared effective August 3, 1999.

     4.3 Senior Subordinated Guarantee, dated February 19, 1999, by Winchester Pasta, L.L.C. in favor of (i) the holders of New World Pasta Company's outstanding 9-1/4% Senior Subordinated Notes due 2009 and 9-1/4% Senior Subordinated Exchange Notes due 2009 and (ii) the Bank of New York, as trustee under the indenture governing the above-referenced notes, filed as Exhibit 4.3 to the Registration Statement on Form S-4 (Reg. No. 333-76763) declared effective August 3, 1999.

     4.4 Registration Rights Agreement, dated as of February 19, 1999, by and among New World Pasta Company, Winchester Pasta, L.L.C., Pasta Group, L.L.C., Morgan Stanley & Co. Incorporated and Scotia Capital Markets
          (USA), Inc., filed as Exhibit 4.4 to the Registration Statement on Form S-4 (Reg. No. 333-76763) declared effective August 3, 1999.

     4.5 Form of New World Pasta Company 9-1/4% Senior Subordinated Note due 2009 (included in Exhibit 4.1), filed as Exhibit 4.5 to the Registration Statement on Form S-4 (Reg. No. 333-76763) declared effective August 3, 1999.

     4.6 Form of New World Pasta Company 9-1/4% Senior Subordinated Exchange Note due 2009, filed as Exhibit 4.6 to the Registration Statement on Form S-4 (Reg. No. 333-76763) declared effective August 3, 1999.

     10.1 Stockholders Agreement, dated as of January 28, 1999, among New World Pasta Company, New World Pasta, L.L.C., Miller Pasta, L.L.C. and Hershey Foods Corporation, filed as Exhibit 10.1 to the Registration Statement on Form S-4 (Reg. No. 333-76763) declared effective August 3, 1999.

     10.2 Credit Agreement, dated as of January 28, 1999, among New World Pasta Company, the various financial institutions party thereto (the "Lenders"), certain financial institutions as the Co-Agents for the Lenders, Morgan Stanley Senior Funding, Inc., as Syndication Agent, and The Bank of Nova Scotia, as Lead Arranger and as Administrative Agent for the Lenders, filed as Exhibit 10.2 to the Registration Statement on Form S-4 (Reg. No. 333- 76763) declared effective August 3, 1999.

     10.3 Borrower Security Agreement, dated as of January 28, 1999, between New World Pasta Company, as grantor, and The Bank of Nova Scotia, as Administrative Agent, filed as Exhibit 10.3 to the Registration Statement on Form S-4 (Reg. No. 333-76763) declared effective August 3, 1999.

     10.4 Borrower Pledge Agreement, dated as of January 28, 1999, between New World Pasta Company, as pledgor, and The Bank of Nova Scotia, as Administrative Agent, filed as Exhibit 10.4 to the Registration Statement on Form S-4 (Reg. No. 333-76763) declared effective August 3, 1999.

     10.5 Subsidiary Guaranty, dated as of January 28, 1999, made by each of Pasta Group, L.L.C. and Winchester Pasta, L.L.C., in favor of The Bank of Nova Scotia, as Administrative Agent, filed as Exhibit 10.5 to the Registration Statement on Form S-4 (Reg. No. 333-76763) declared effective August 3, 1999.

    10.6 Subsidiary Security Agreement, dated as of January 28, 1999, among Pasta Group, L.L.C. and Winchester Pasta, L.L.C. as grantors, and The Bank of Nova Scotia, as Administrative Agent, filed as Exhibit 10.6 to the Registration Statement on Form S-4 (Reg. No. 333-76763) declared effective August 3, 1999.

    10.7 Transitional Services Agreement, dated as of January 28, 1999, between Hershey Foods Corporation and New World Pasta Company, filed as
          Exhibit 10.7 to the Registration Statement on Form S-4 (Reg. No. 333-76763) declared effective August 3, 1999.

    10.8 Procurement Agreement, dated January 28, 1999, between New World Pasta Company and Miller Milling Company, filed as Exhibit 10.8 to the Registration Statement on Form S-4 (Reg. No. 333-76763) declared effective August 3, 1999.

    10.9 Mill Agreement, dated January 28, 1999, between Winchester Pasta, L.L.C. and Miller Milling Company, filed as Exhibit 10.9 to the Registration Statement on Form S-4 (Reg. No. 333-76763) declared effective August 3, 1999.

    10.10 Amended and Restated Mill Agreement, dated March 1, 1998, between Hershey Pasta and Grocery Group, the predecessor to New World Pasta Company, and Miller Milling Company, filed as Exhibit 10.10 to the Registration Statement on Form S-4 (Reg. No. 333-76763) declared effective August 3, 1999.

    10.11 First Amendment to Amended and Restated Mill Agreement, dated January 28, 1999, between New World Pasta Company, as successor to Hershey Pasta and Grocery Group, and Miller Milling Company, filed as Exhibit
          10.11 to the Registration Statement on Form S-4 (Reg. No. 333-76763) declared effective August 3, 1999.

    10.12 Tax Sharing Agreement, dated January 28, 1999, between New World Pasta Company and New World Pasta, L.L.C., filed as Exhibit 10.12 to the Registration Statement on Form S-4 (Reg. No. 333-76763) declared effective August 3, 1999.

    10.13 Employment Agreement, dated as of January 28, 1999, among New World Pasta Company and C. Mickey Skinner, filed as Exhibit 10.13 to the Registration Statement on Form S-4 (Reg. No. 333-76763) declared effective August 3, 1999.

    10.14 Employment Agreement, dated as of January 28, 1999, among New World Pasta Company and John C. Miller, filed as Exhibit 10.14 to the Registration Statement on Form S-4 (Reg. No. 333-76763) declared effective August 3, 1999.

    10.15 Employment Agreement, dated as of January 28, 1999, among New World Pasta Company and Michael L. Snow, filed as Exhibit 10.15 to the Registration Statement on Form S-4 (Reg. No. 333-76763) declared effective August 3, 1999.

    10.16 New World Pasta Company 1999 Stock Option Plan, filed as Exhibit
          10.16 to the Registration Statement on Form S-4 (Reg. No. 333- 76763) declared effective August 3, 1999.

    10.17 Form of Qualified Stock Option Agreement for C. Mickey Skinner, John
          C. Miller and Michael L. Snow, filed as Exhibit 10.17 to the Registration Statement on Form S-4 (Reg. No. 333-76763) declared effective August 3, 1999.

    10.18 Form of Qualified Stock Option Agreement for other personnel, filed as Exhibit 10.18 to the Registration Statement on Form S-4 (Reg. No. 333-76763) declared effective August 3, 1999.

    10.19 Form of Non-Qualified Stock Option Agreement for C. Mickey Skinner, John C. Miller and Michael L. Snow, filed as Exhibit 10.19 to the Registration Statement on Form S-4 (Reg. No. 333- 76763) declared effective August 3, 1999.

    10.20 Form of Non-Qualified Stock Option Agreement for other personnel, filed as Exhibit 10.20 to the Registration Statement on Form S-4 (Reg. No. 333-76763) declared effective August 3, 1999.

    10.21 Agreement dated February 2, 2000, among New World Pasta Company and
          C. Mickey Skinner, filed as an exhibit hereto.

    10.22 Employment Agreement dated as of February 4, 2000, between John Denton and New World Pasta Company, filed as an exhibit hereto.

     12.1 Computation of Ratio of Earnings to Fixed Charges and Combined Fixed Charges, filed as an exhibit hereto.

     21.1 Subsidiaries of New World Pasta Company, filed as Exhibit 22.1 to the Registration Statement on Form S-4 (Reg. No. 333-76763) declared effective August 3, 1999.

     27.1 Financial Data Schedule, filed as an exhibit hereto.

(b)  Report on Form 8-K.

     The Company filed a Form 8-K on November 12, 1999, disclosing a work stoppage at its Omaha manufacturing facility.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, hereunto duly authorized.


                    NEW WORLD PASTA COMPANY
                    ---------------------------------------------
                    (Registrant)

              By:
                  /s/ Mark E. Kimmel
                  ---------------------------------------------
                  Mark E. Kimmel, Vice President,
                  Administration and Development,
                  and General Counsel and Secretary

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed on March 28, 2000 by the following persons on behalf of the registrant and in the capacities indicated.


                  Signature                 Title
                  ---------                 -----


                  /s/ John E. Denton        Chairman of the Board and
                  -----------------------   Chief Executive Officer and Director
                  (John E. Denton)


                  /s/ C. Mickey Skinner     Chairman Emeritus and Director
                  -----------------------
                  (C. Mickey Skinner)


                  /s/ Thomas Boran          Controller and Chief Accounting
                  -----------------------   Officer
                  (Thomas Boran)


                  /s/ Paul S. Levy          Director
                  -----------------------
                  (Paul S. Levy)


                  /s/ Jeffrey C. Lightcap   Director
                  -----------------------
                  (Jeffrey C. Lightcap)


                  /s/ Brett N. Milgrim      Director
                  -----------------------
                  (Brett N. Milgrim)


                  /s/ John C. Miller        Director
                  -----------------------
                  (John C. Miller)


                  /s/ Michael L. Snow       Director
                  -----------------------
                  (Michael L. Snow)


                  /s/ David Y. Ying         Director
                  -----------------------
                    (David Y. Ying)

                          INDEPENDENT AUDITORS' REPORT


Board of Directors and Stockholders
New World Pasta Company:

We have audited the accompanying consolidated balance sheet of New World Pasta Company and subsidiaries as of December 31, 1999 and the related consolidated statements of operations, stockholders' equity (deficit) and cash flows for the year then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of New World Pasta Company and subsidiaries as of December 31, 1999, and the results of their operations and their cash flows for the year then ended, in conformity with generally accepted accounting principles.



/s/ KPMG LLP
Harrisburg, Pennsylvania
February 11, 2000

                                      F1

                          INDEPENDENT AUDITORS' REPORT


Board of Directors
New World Pasta Company:

We have audited the accompanying consolidated balance sheets of New World Pasta Company and subsidiaries (formerly Hershey Pasta Group) as of December 31, 1998 and 1997, and the related consolidated statements of operations, stockholders' equity and cash flows for the two years in the period ended December 31, 1998. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of New World Pasta Company and subsidiaries as of December 31, 1998 and 1997, and the results of their operations and their cash flows for the two years in the period ended December 31, 1998, in conformity with generally accepted accounting principles.



/s/ Arthur Andersen LLP
New York, New York
February 12, 1999

                                      F2

                             NEW WORLD PASTA COMPANY
                           CONSOLIDATED BALANCE SHEETS
                        As of December 31, 1999 and 1998
                        (in thousands, except share data)

                                                                                        1999        1998
                                                                                     ----------  ----------
ASSETS
Current assets:
      Cash and cash equivalents                                                      $  13,146          --
      Trade and other receivables, net                                                  17,651      17,572
      Inventories, net                                                                  19,868      22,547
      Prepaid expenses and other current assets                                          1,391       4,793
      Deferred income taxes                                                              8,786       3,275
                                                                                     ----------  ----------

          Total current assets                                                          60,842      48,187
                                                                                     ----------  ----------
Property, plant and equipment, net                                                      99,200     108,928
Deferred income taxes                                                                   95,667          --
Intangible assets, net                                                                  64,571      67,027
Deferred debt costs, net                                                                 8,535          --
                                                                                     ----------  ----------

          Total assets                                                               $ 328,815     224,142
                                                                                     ==========  ==========

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current liabilities:
      Current portion of long-term debt                                              $   1,340          --
      Accounts payable:
          Trade                                                                          8,133       9,657
          Related parties                                                                1,666          --
      Accrued expenses                                                                  28,155      17,732
                                                                                     ----------  ----------

          Total current liabilities                                                     39,294      27,389

Long term-debt, less current maturities                                                291,655          --
Deferred income taxes                                                                       --      21,937
Employee benefit liabilities                                                             7,302       7,872
                                                                                     ----------  ----------

          Total liabilities                                                            338,251      57,198
                                                                                     ----------  ----------
Mandatorily redeemable 12% cumulative preferred stock, $.01 par value,
    $1,000 liquidation preference value; 115,000 shares authorized;
    113,485 shares issued and outstanding as of December 31, 1999                      126,096          --
                                                                                     ----------  ----------

Stockholders' equity (deficit):
      Common stock, $.01 par value; 35,900,000 shares authorized;
           5,000,000 shares issued and outstanding as of December 31, 1999                  50          --
      Additional paid-in capital                                                       162,901          --
      Retained earnings (accumulated deficit)                                         (298,483)    166,944
                                                                                     ----------  ----------

          Total stockholders' equity (deficit)                                        (135,532)    166,944
                                                                                     ----------  ----------

Total liabilities and stockholders' equity (deficit)                                 $ 328,815     224,142
                                                                                     ==========  ==========

See accompanying notes to consolidated financial statements.

                                      F3

                             NEW WORLD PASTA COMPANY
                      CONSOLIDATED STATEMENTS OF OPERATIONS
              For the years ended December 31, 1999, 1998 and 1997
                                 (in thousands)

                                                               1999        1998       1997
                                                               ----        ----       ----
Net sales                                                   $ 354,019     373,096    386,218
Cost of sales                                                 187,066     205,775    210,003
                                                            ----------   ---------  ---------

Gross profit                                                  166,953     167,321    176,215
Selling and marketing expenses                                113,259     109,788    121,200
General and administrative expenses                            13,671      15,665     13,295
Transaction expenses                                            7,764          --         --
Cost of restructuring                                           2,700          --         --
                                                            ----------   ---------  ---------

Income from operations                                         29,559      41,868     41,720
Interest expense, net                                          26,325          --         --
                                                            ----------   ---------  ---------

Income before income taxes                                      3,234      41,868     41,720
Income tax expense                                              2,774      15,954     16,563
                                                            ----------   ---------  ---------

Net income                                                        460      25,914     25,157

Dividends on preferred stock                                  (12,611)         --         --
                                                            ----------   ---------  ---------

Net income (loss) attributable to common stock              $ (12,151)     25,914     25,157
                                                            ==========   =========  =========

See accompanying notes to consolidated financial statements.

                                      F4

                             NEW WORLD PASTA COMPANY
            CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
                  Years Ended December 31, 1999, 1998, and 1997
                        (in thousands, except share data)

                                                                                                 Retained
                                                      Common Stock            Additional         Earnings
                                                                                Paid-in        (Accumulated
                                                  Shares          Amount        Capital           Deficit)         Total
                                                  ------          ------        -------           --------         -----
Balance at January 1, 1997                          --           $  --             --             183,698         183,698

Net income                                          --              --             --              25,157          25,157

Advances and withdrawals with former
      parent prior to recapitalization, net         --              --             --             (46,078)        (46,078)
                                               -----------     -----------     -----------      -----------     -----------

Balance at December 31, 1997                        --              --             --             162,777         162,777

Net income                                          --              --             --              25,914          25,914

Advances and withdrawals with former
     parent prior to recapitalization, net          --              --             --             (21,747)        (21,747)
                                               -----------     -----------     -----------      -----------     -----------

Balance at December 31, 1998                        --              --             --             166,944         166,944

Advances and withdrawals with former
     parent prior to recapitalization, net          --              --             --              (5,887)         (5,887)

Recapitalization and repurchase of
     stockholders' common stock
     followed by cancellation of
     treasury stock, including related
     income tax effects                          4,467,869          45           170,196         (460,000)       (289,759)

Issuance of common stock                           532,131           5             5,316             --             5,321

Net income                                          --              --             --                 460             460

Preferred stock dividend                            --              --           (12,611)            --           (12,611)
                                               -----------     -----------     -----------      -----------     -----------
Balance at December 31, 1999                     5,000,000       $  50           162,901         (298,483)       (135,532)
                                               ===========     ===========     ===========      ===========     ===========

See accompanying notes to consolidated financial statements.

                                      F5

                             NEW WORLD PASTA COMPANY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
              For the Years ended December 31, 1999, 1998 and 1997
                                 (in thousands)

                                                                            1999         1998        1997
                                                                            ----         ----        ----
Cash flows from operating activities:
      Net income                                                         $     460      25,914      25,157

Adjustment to reconcile net income to net cash provided by
   operating activities:
      Depreciation and amortization                                         15,468      14,647      15,437
      Loss (gain) from disposal of property, plant and equipment             1,867        (382)      1,413
      Deferred income taxes                                                  2,447       2,231      (1,598)
      Changes in assets and liabilities:
   Trade and other receivables                                                 (79)     (2,431)      1,042
   Inventories                                                               2,580        (386)       (271)
   Prepaid expenses and other current assets                                 3,402      (3,146)       (837)
   Accounts payable                                                            142      (5,205)      3,919
   Accrued expenses and other liabilities                                    9,853      (4,835)      3,666
                                                                         ----------   ----------   ---------

      Net cash provided by operating activities                             36,140      26,407      47,928
                                                                         ----------   ----------   ---------

Cash flows from investing activities:
      Acquisition of property, plant and equipment                          (3,960)     (4,660)     (1,850)
                                                                         ----------   ----------   ---------

      Net cash used in investing activities                                 (3,960)     (4,660)     (1,850)
                                                                         ----------   ----------   ---------

Cash flows from financing activities:
     Proceeds from issuance of debt                                        470,481          --          --
     Proceeds from issuance of preferred stock                              12,849          --          --
     Proceeds from issuance of common stock                                  5,321          --          --
     Repayment of debt                                                    (177,486)         --          --
     Deferred debt costs                                                    (9,627)         --          --
     Advances and withdrawals with former parent prior to
      recapitalization, net                                                 (5,887)    (21,747)    (46,078)
     Repurchase of common stock                                           (314,685)         --          --
                                                                         ----------   ----------   ---------

     Net cash used in financing activities                                 (19,034)    (21,747)    (46,078)
                                                                         ----------   ----------   ---------

Net increase in cash and cash equivalents                                   13,146          --          --
Cash and cash equivalents at beginning of year                                  --          --          --
                                                                         ----------   ----------   ---------

Cash and cash equivalents at end of year                                 $  13,146          --          --
                                                                         ==========   ==========   =========

Supplemental disclosures of cash flow information:
     Cash paid during the year for:
       Interest                                                          $  18,762          --          --
       Income taxes                                                             65          --          --
     Noncash investing and financing activities:
       Deferred tax assets from recapitalization                         $ 106,900          --          --
       Issuance of preferred stock in recapitalization                     100,636          --          --
       Issuance of common stock in recapitalization                         44,679          --          --
       Deferred tax liabilities eliminated in recapitalization              18,662          --          --
       Preferred stock dividend                                             12,611          --          --

See accompanying notes to consolidated financial statements.

                                      F6

                             NEW WORLD PASTA COMPANY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.   Description of Transaction and Business

     On January 28, 1999, Hershey Foods Corporation (HFC) effected a recapitalization whereby New World Pasta LLC and Miller Pasta LLC acquired a controlling interest in Hershey Pasta Group (HPG), a division of HFC and the predecessor of New World Pasta Company (New World Pasta or the Company). In the recapitalization, Hershey Chocolate & Confectionery Corporation (HCCC), an HFC wholly-owned subsidiary, retained a substantial minority ownership interest. Prior to the recapitalization, HFC completed a reorganization in which Hershey Pasta Manufacturing Company (HPMC) became a wholly-owned subsidiary of HCCC and the net assets of HPG were transferred into HPMC. HPMC subsequently changed its name to New World Pasta Company. Therefore, the amounts in these financial statements as of December 31, 1998, and for each of the years in the two-year period ended December 31, 1998, relate to the company formerly known as Hershey Pasta Group.

     As part of the recapitalization, New World Pasta repurchased $307.7 million of its common stock from HCCC, and New World Pasta LLC directly purchased from HCCC $100.6 million of mandatorily redeemable non-voting preferred stock and $41.7 million of common stock. New World Pasta issued $12.8 million of mandatorily redeemable non-voting preferred stock and $5.3 million of common stock directly to Miller Pasta LLC. Upon completion of the recapitalization, HCCC retained 6.0% of the voting equity of New World Pasta, and New World Pasta LLC and Miller Pasta LLC held 83.4% and 10.6%, respectively. The historical basis of accounting for New World Pasta has been maintained. The recapitalization transaction was finalized with a final settlement payment of $7.0 million paid to HFC in September 1999, in accordance with the recapitalization agreement. The total amount paid to HFC for the redemption and purchase of common stock and preferred stock was $457.0 million. In connection with the recapitalization, the historical equity was recapitalized into stockholders' equity and preferred stock.

     HCCC's retained interest consists of $3.0 million of common stock of New World Pasta based on the implied value. The implied equity investments in New World Pasta following the recapitalization by the constituent stockholders are as follows (in thousands):

                                                                                                    Total
                                                 Preferred       Common           Additional        Equity
                                                   Stock          Stock        Paid-In Capital    Investment
                                                ------------   ------------   ----------------   ------------

New World  Pasta LLC...........................  $ 100,636          42             41,637           142,315
Miller Pasta LLC...............................     12,849           5              5,316            18,170
HCCC retained interest (implied value).........         --           3              2,997             3,000
                                                ------------   ------------   ----------------   ------------

                                                 $ 113,485          50             49,950           163,485
                                                ============   ============   ================   ============

                                      F7

The adjustments to reflect these transactions are as follows (in thousands):

                                                                 Stockholders'
                                                                    Equity
                                                              ----------------
   Historical book value...................................    $   166,944
                                                              ----------------

   Recapitalization transactions:
      Recapitalization of certain historical equity into
        preferred stock....................................       (100,636)
      Repurchase from HCCC of common stock.................       (314,685)
      Issuance of common stock to Miller Pasta LLC.........          5,321
   Adjustments to establish new deferred tax balances under
     Section 338(h)(10):
      Elimination of historical deferred tax liability.....         21,937
      Elimination of historical deferred tax asset.........         (3,275)
      Deferred tax asset arising out of Section 338(h)(10)
        election...........................................        106,900
                                                              ---------------
                                                                  (284,438)
                                                              ---------------

   Adjusted book value.....................................    $  (117,494)
                                                              ===============

     For U.S. federal and state income tax purposes, New World Pasta and HCCC have elected to treat the recapitalization as an asset purchase/sale under Internal Revenue Code Section 338(h)(10). As a result, there is a step-up in the tax basis of the assets, which will provide incremental future income tax deductions of approximately $267.3 million through 2014 to reduce future taxable income. The deferred tax asset was determined as follows (in thousands):

   Recapitalized equity at implied market value............    $   460,000
   Capitalized fees and expenses incurred in connection
    with the recapitalization..............................          1,743
                                                              ---------------
   Total acquisition value.................................        461,743
   Less historical stockholders' equity (adjusted for
    deferred taxes)........................................       (185,606)
                                                              ---------------
   Excess of recapitalization value over historic book
    basis of the net assets acquired.......................        276,137
   Estimated corporate tax rate............................          38.71%
                                                              ---------------
   Deferred tax asset arising out of Section 338(h)(10)
    election ..........................                        $   106,900
                                                              ===============

The benefit related to the deferred tax asset has been credited to additional paid-in capital.

     New World Pasta manufactures and sells quality pasta products in a variety of shapes, sizes, flavors and packages throughout the United States. New World Pasta markets its products on a regional basis under several brand names, including AMERICAN BEAUTY, IDEAL, LIGHT `N FLUFFY, MRS. WEISS', P&R, RONZONI, SAN GIORGIO and SKINNER, as well as certain private labels.

     The Company's net sales by product were as follows:

                                                       For the years ended
                                               ---------------------------------
                                                   1999        1998       1997
                                               -----------  ---------  ---------
      Retail products....................       $ 318,258    332,737    341,908
      Industrial & other.................          35,761     40,359     44,310
                                               -----------  ---------  ---------
      Total..............................       $ 354,019    373,096    386,218
                                               ===========  =========  =========



2.   Summary of Significant Accounting Policies

     Significant accounting policies employed by New World Pasta are discussed below and in other notes to the consolidated financial statements.

                                      F8

     Principles of Consolidation

     The consolidated financial statements include the accounts of New World Pasta and its two wholly-owned subsidiaries, Pasta Group LLC and Winchester Pasta LLC. All significant intercompany balances and transactions have been eliminated in consolidation.

     Cash and Cash Equivalents

     Cash and cash equivalents of $13.1 million and $0 at December 31, 1999 and 1998, respectively, consist of savings and checking accounts, overnight repurchase agreements and certificates of deposit with an initial term of less than three months. For purposes of the statements of cash flows, the Company considers all highly liquid instruments with original maturities of three months or less to be cash equivalents.

     Commodities Futures and Options Contracts

     In connection with the purchasing of semolina milled from durum wheat for anticipated manufacturing requirements, New World Pasta utilized commodities futures contracts in 1998 to reduce the effect of price fluctuations. In accordance with Statement of Financial Accounting Standards (SFAS) No. 80 "Accounting for Futures Contracts," these futures contracts met the hedge criteria and were accounted for as hedges. Accordingly, gains and losses were deferred and recognized in cost of sales as part of the product cost. The Company recognized losses of $2.2 million during 1999. No commodities futures contracts were entered into during 1999 and no such contracts were outstanding as of December 31, 1999.

     Interest Rate Swap Agreement

     During 1999, the Company entered into an interest rate swap agreement as part of its interest rate risk management program. Net interest paid or received related to this agreement is recorded using the accrual method and is recorded as an adjustment to interest expense. The interest rate swap agreement has a notional amount of $50 million. The agreement expires in June 2002. The Company is exposed to credit loss in the event of nonperformance by the parties to the agreement, however, the Company does not anticipate such nonperformance.

     Impairment of Long-Lived Assets and Long-Lived Assets to be Disposed Of

     The Company accounts for long-lived assets in accordance with the provisions of SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of." This statement requires that long-lived assets and certain identifiable intangibles be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell.

     Property, Plant and Equipment

     Property, plant and equipment are stated at cost. Depreciation of buildings, machinery and equipment is computed using the straight-line method over the estimated useful lives of the various classes of assets ranging from 3 to 40 years.

     Intangibles Resulting from Business Acquisitions

     Intangible assets resulting from business acquisitions principally consist of the excess of the acquisition cost over the fair value of the net assets of businesses acquired (goodwill). Goodwill, net of accumulated amortization, was $64.6 million and $67.0 million as of December 31, 1999 and 1998, respectively. Goodwill is amortized on a straight-line basis over 40 years. Other intangible assets are amortized on a straight-line basis over their estimated useful lives. New World Pasta periodically evaluates whether events or circumstances have occurred indicating that the carrying amount of goodwill may not be recoverable. When factors indicate that goodwill should be evaluated for possible impairment, New World Pasta uses an estimate of the acquired businesses' undiscounted future cash flows compared to the related carrying amount of net assets, including goodwill, to determine if an impairment loss should be recognized. Accumulated amortization of intangible assets resulting from business acquisitions was $28.9 million and $26.5 million as of December 31, 1999 and 1998, respectively.

                                      F9

     Revenue Recognition

     Revenues are recognized as title transfers, generally as goods are shipped.

     Promotional Costs

     Promotional costs, which include billbacks and off-invoice allowances, are expensed as incurred and are included in selling and marketing expenses.

     Research and Development and Advertising

     Research and development and advertising costs are expensed as incurred. Research and development costs amounted to $500,000, $400,000 and $300,000 in 1999, 1998 and 1997, respectively. Advertising costs amounted to $3.5 million, $3.1 million and $2.4 million in 1999, 1998 and 1997, respectively.

     Income Taxes

     Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

     For 1998 and 1997, the operations of New World Pasta were included in the consolidated tax returns of HFC. The provision for income taxes includes the effect of certain temporary differences between amounts reported in the financial statements and federal income tax returns of HFC on a separate return basis.

     Stock Option Plan

     The Company applies the intrinsic value-based method of accounting prescribed by Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations, in accounting for its fixed plan stock options. As such, compensation expense is recorded only if the current market price of the underlying stock exceeded the exercise price on the measurement date. SFAS No. 123, "Accounting for Stock-Based Compensation," established accounting and disclosure requirements using a fair value-based method of accounting for stock-based employee compensation plans. As allowed by SFAS No. 123, the Company has elected to continue to apply the intrinsic value-based method of accounting described above, and has adopted the disclosure requirements of SFAS No. 123.

                                      F10

     Use of Estimates

     Management of the Company has made a number of estimates and assumptions relating to the reporting of assets and liabilities, and the disclosure of contingent assets and liabilities to prepare these financial statements in conformity with generally accepted accounting principles. Actual results could differ from those estimates.

     Reclassifications

     Certain reclassifications have been made to prior year amounts to conform to the current year presentation.

3.   Accounts Receivable -- Trade

     In the normal course of business, New World Pasta extends credit to customers that satisfy pre-defined credit criteria. New World Pasta operates in a single industry and is not dependent upon any single or major group of customers for its sales. The Company's ten largest customers accounted for approximately 48.8% of 1999 gross sales. New World Pasta believes that it has little concentration of credit risk due to the diversity of its customer base. Receivables, as shown on the balance sheets, were net of allowances and anticipated discounts of approximately $7.3 million and $7.4 million as of December 31, 1999 and 1998, respectively.

     The following summarizes allowances and anticipated discounts and their related activity:


                                    Balance at        Charged to        Deductions          Balance
                                    Beginning          Costs and          From               At End
                                    of Period           Expenses         Reserves          of Period
                                 ---------------     -------------    -------------      ------------
                                                             (in thousands)
Year Ended December 31, 1999         $7,403            1,995             (2,146)             7,252

Year Ended December 31, 1998          6,267            2,689             (1,553)             7,403

Year Ended December 31, 1997          4,195            3,516             (1,444)             6,267

                                      F11

4.   Inventories

     New World Pasta values much of the raw material components of its inventories under the last-in, first-out (LIFO) method and the remaining inventories at the lower of first-in, first-out (FIFO) cost or market. Inventories valued using the LIFO method totaled $7.2 million and $7.9 million as of December 31, 1999 and 1998, respectively. All inventories were stated at amounts that did not exceed realizable values. Total inventories were as follows:

                                                  December 31,    December 31,
                                                      1999            1998
                                                 -------------   -------------
                                                         (in thousands)
        Raw materials........................      $  4,539           5,901
        Work in process......................           250             320
        Finished goods.......................        14,483          17,309
                                                 -------------   -------------
        Inventories at FIFO..................        19,272          23,530
        Adjustment to LIFO...................           596            (983)
                                                 -------------   -------------
          Total inventories..................      $ 19,868          22,547
                                                 =============   =============

5.   Fair Value of Financial Instruments

     The following table presents the carrying amounts and estimated fair values of the Company's financial instruments at December 31, 1999 and 1998. The fair value of a financial instrument is the amount at which the instrument could be exchanged in a current transaction between willing parties.

                                               1999                  1998
                                               ----                  ----
                                        Carrying     Fair      Carrying    Fair
                                         Amount      Value      Amount     Value
                                        --------    -------    --------    -----
                                                     (in thousands)
  Financial Assets:
    Cash and cash equivalents           $ 13,146     13,146       --        --
  Financial liabilities:
    Long-term debt                       292,995    292,995       --        --

     The carrying amounts shown in the table are included in the consolidated balance sheets under the indicated captions.

     The following methods and assumptions were used to estimate the fair value of each class of financial instruments:

     Cash and cash equivalents: The carrying amount approximates fair value
     -------------------------
because of the short maturity of these instruments.

     Long-term debt: The fair value of the Company's long-term debt is estimated
     --------------
by discounting the future cash flows of each instrument at rates currently offered to the Company for similar debt instruments of comparable maturities by the Company's lenders.

                                      F12


*************

6.   Property, Plant and Equipment

     Property, plant and equipment balances included construction in progress of $1.2 million and $1.1 million as of December 31, 1999 and 1998, respectively. Major classes of property, plant and equipment were as follows:

                                                   December 31,  December 31,
                                                      1999           1998
                                                   ------------  ------------
                                                          (in thousands)
Land............................................    $   3,666         3,666
Buildings.......................................       33,204        33,486
Machinery and equipment.........................      182,837       188,185
                                                    ----------    ----------
Property, plant and equipment, gross............      219,707       225,337
Accumulated depreciation........................     (120,507)     (116,409)
                                                    ----------    ----------
  Property, plant and equipment, net............    $  99,200       108,928
                                                    ==========    ==========

7.   Accrued Expenses

      Accrued expenses were as follows:

                                                    December 31,  December 31,
                                                        1999          1998
                                                    ------------  ------------
                                                           (in thousands)
Accrued marketing costs.........................     $  11,871        10,932
Accrued interest................................         6,554            --
Accrued payroll and compensation................         3,627         4,763
Accrued insurance...............................         2,312            --
Accrued employee benefits.......................         2,066            43
Accrued income taxes............................           327            --
Accrued cost of restructuring...................           258            --
Other...........................................         1,140         1,994
                                                     ----------    ----------
                                                     $  28,155        17,732
                                                     ==========    ==========

8.   Long-Term Debt

     The Company's long-term debt is summarized as follows:

                                                                          December 31,     December 31,
                                                                              1999             1998
                                                                         -------------    -------------
                                                                                 (in thousands)
9 1/4% Senior Subordinated Notes due 2009 ("Notes")...............        $   160,000               --
Term Loan.........................................................            132,995               --
                                                                          ------------     ------------
    Total                                                                     292,995               --
Less current portion..............................................             (1,340)              --
                                                                          ------------     ------------
                                                                          $   291,655               --
                                                                          ============     ============

     The Notes are general unsecured obligations of New World Pasta, ranking subordinate in right of payment to all senior indebtedness of New World Pasta, equal in right of payment with all senior subordinated indebtedness of New World Pasta and senior in right of payment to all junior subordinated indebtedness of New World Pasta. The Notes are effectively subordinated to all indebtedness of New World Pasta's subsidiaries. The Notes are guaranteed by each subsidiary of New World Pasta on the date of original issuance of the old notes.

     The Company has entered into a Senior Credit Facility (the "Credit Facility") that currently provides for a term loan (the "Term Loan") that bears interest at either an alternate base rate, as defined, plus 2.25% or a reserve-adjusted LIBOR rate plus 3.25%. On December 31, 1999, the effective interest rate on the Term Loan was 9.375%. The Term Loan matures in 2006. The Term Loan is repaid in quarterly payments of $335,000 through March 2005, $31,490,000 on June 30, September 30 and December 31, 2005, with the balance paid at maturity. The Company has fixed the interest rate on $50.0 million of the

                                      F13
outstanding debt at a base rate of 5.645%, plus the credit agreement interest spread, by entering into an interest rate swap agreement. The Credit Facility also provides for a revolving loan of up to $50.0 million. This portion of the Credit Facility bears interest at variable rates as provided in the terms of the Credit Facility. No amount has been borrowed under this portion of the Credit Facility at December 31, 1999. The Company is required to pay a commitment fee of 0.5% on the unused portion of the revolving loan.

     The Credit Facility is secured by a first-priority perfected lien on a portion of the capital stock of New World Pasta and substantially all of the capital stock of each of its subsidiaries and all property and assets, tangible and intangible, of New World Pasta and each of its subsidiaries. The Credit Facility is also guaranteed by New World Pasta LLC and all direct and indirect subsidiaries of New World Pasta other than non-U.S. subsidiaries.

     New World Pasta may voluntarily prepay some or all of its obligations under the Credit Facility. In addition, the loans under the Credit Facility are subject to mandatory prepayment under some circumstances, including if New World Pasta generates excess cash flow.

     The Credit Facility requires the Company to comply with specified financial tests, to maintain specified financial ratios and restricts the Company's ability to undertake certain actions. The Company is in compliance with the provisions of the Credit Facility as of December 31, 1999.

     The aggregate maturities of long-term debt as of December 31, 1999, are as follows (in thousands):


                       2000                    $  1,340
                       2001                       1,340
                       2002                       1,340
                       2003                       1,340
                       2004                       1,340
                       Thereafter               286,295
                                          -------------
                                               $292,995
                                          =============

9.   Redeemable Preferred Stock

     New World Pasta has one class of preferred stock. A total of 115,000 shares of preferred stock are authorized and 113,485 shares were outstanding upon completion of the recapitalization. Holders of the preferred stock are not entitled to preemptive rights. The preferred stock is mandatorily redeemable by New World Pasta on January 28, 2010, for $1,000 per share plus all accrued and unpaid dividends to the redemption date or as soon thereafter as will not be prohibited by New World Pasta's then-existing debt agreements. The preferred stock has a liquidation preference over the common stock equal to the redemption price of $1,000 per share plus all accrued and unpaid dividends.

     Dividends on the preferred stock are cumulative and are payable when, as and if declared by the Company's board of directors, at an annual rate of 12% per year. No dividends or distributions may be made on the common stock unless all accrued and unpaid dividends are first paid to the holders of the preferred stock. Without the consent of the holders of a majority of the outstanding preferred stock, New World Pasta may not enter into any merger, consolidation or other business combination, unless and until the preferred stock is repurchased for an amount equal to $1,000 per share plus all accrued and unpaid dividends thereon. Except as required by law, the holders of the preferred stock are not entitled to vote on any matter submitted to a vote of the stockholders. The redemption of, and payment of cash dividends on, the preferred stock is generally prohibited by the terms of the Credit Facility and restricted by the indenture for the Notes.

                                      F14

10.  Rental and Lease Commitments

     The Company leases its headquarters, certain warehouses and sales offices, and various office equipment. The leases expire at various dates through 2006. Rent expense was approximately $7.1 million, $8.6 million and $8.5 million for the years ended December 31, 1999, 1998, and 1997, respectively. Future minimum lease payments under noncancelable operating leases (with initial or remaining lease terms in excess of one year) as of December 31, 1999, are (in thousands):

                        2000                    $7,800
                        2001                     7,800
                        2002                     7,700
                        2003                     3,600
                        2004                       200
                        Thereafter                  50

11.  Income Taxes

     Total income taxes (benefit) for the year ended December 31, 1999, 1998 and 1997 were allocated as follows:

                                                          For the years ended
                                                       1999       1998       1997
                                                       ----       ----       ----
                                                            (in thousands)
Income tax expense...............................   $   2,774     15,954    16,563
Stockholders' equity for recapitalization........    (106,900)        --        --
                                                    ---------  ---------  ---------
                                                    $(104,126)    15,954    16,563
                                                    =========  =========  =========

     Income tax expense (benefit) consists of:

                                                       For the years ended
                                                  -----------------------------
                                                     1999      1998      1997
                                                  ---------  --------  --------
                                                          (in thousands)
Current:
   Federal.....................................      $  271    11,459    15,788
   State.......................................          56     2,264     2,373
                                                  ---------  --------  --------
                                                        327    13,723    18,161
                                                  ---------  --------  --------
Deferred:
   Federal.....................................       2,031       531      (770)
   State.......................................         416     1,700      (828)
                                                  ---------  --------  --------
                                                      2,447     2,231    (1,598)
                                                  ---------  --------  --------
                                                     $2,774    15,954    16,563
                                                  =========  ========  ========

     Income tax expense differed from the amounts computed by applying the U.S. federal income tax rate of 35% to pretax income as a result of the following:

                                                                     For the years ended
                                                                   -----------------------
                                                                     1999    1998    1997
                                                                   -------- ------ -------
Expense at statutory rate                                            35.0%    35.0    35.0
Increase resulting from:
  State income taxes, net of federal income tax benefit.........      7.4      1.5     2.1
  Non-deductible transaction costs..............................     41.9      1.5     1.5
  Other, net....................................................      1.5       .1     1.1
                                                                   -------- ------ -------
Effective income tax rate.......................................     85.8%    38.1    39.7
                                                                   ======== ====== =======

                                      F15

     The tax effects of the significant temporary differences that give rise to the deferred tax assets and deferred tax liabilities at December 31, 1999 and 1998 were as follows:

                                                                         1999         1998
                                                                       --------     --------
                                                                          (in thousands)
Deferred tax assets:
   Accounts receivable, principally due to allowance for doubtful
    accounts.........................................................    $   541      1,080
   Inventories, principally due to tax cost differences..............        406        159
   Compensated absences, principally due to accrual for financial
    reporting purposes...............................................      1,029      1,210
   Accrued expenses and other reserves, not currently deductible
    for income tax purposes..........................................        809        911
   Post-retirement benefit accruals for financial reporting
    purposes.........................................................      1,872      2,447
   Net operating loss carryforwards..................................      4,747         --
   Plant and equipment, due to taxable asset acquisition for tax
    purposes.........................................................     20,908         --
   Amortizable goodwill, due to taxable asset acquisition for tax
    purposes.........................................................     73,123         --
   Other ............................................................      1,018         --
                                                                       ---------   --------
     Total gross deferred tax assets.................................    104,453      5,807
     Less valuation allowance........................................         --         --
                                                                       ---------   --------
     Net deferred tax asset..........................................    104,453      5,807

Deferred tax liabilities:
   Plant and equipment, principally due to differences in
    depreciation and capitalized interest............................         --    (22,907)
   Other.............................................................         --     (1,562)
                                                                       ---------   --------
     Total gross deferred tax liabilities............................         --    (24,469)
                                                                       ---------   --------
     Net deferred tax asset (liability)..............................  $ 104,453    (18,662)
                                                                       =========   ========
Reflected on the consolidated balance sheet as:
   Current deferred income taxes                                       $   8,786      3,275
   Long-term deferred income taxes                                        95,667    (21,937)
                                                                       ---------   --------
   Net deferred tax asset (liability)                                  $ 104,453    (18,662)
                                                                       =========   ========

     No valuation allowance was recorded for deferred tax assets as of December 31, 1999 or 1998. In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. In order to fully realize the deferred tax assets, the Company will need to generate future taxable income of approximately $271 million prior to the expiration of the net operating loss carryforward in 2019. Taxable income
(loss) for the years ended December 31, 1999 and 1998 was approximately ($8.8) million and $34 million, respectively. Based upon the level of historical taxable income and projections for future taxable income over the periods in which the deferred tax assets are deductible, management believes it is more likely than not that the Company will realize the benefits of these deductible temporary differences at December 31, 1999. The amount of the deferred tax asset considered realizable, however, could be reduced in the near term if estimates of future taxable income during the carryforward period are reduced.

     At December 31, 1999, the Company has a net operating loss carryforward for federal and state income tax purposes of $12.4 million and $10.2 million, respectively. These net operating loss carryforwards are available to offset future federal or state taxable income, if any, through 2019 for federal and for varying periods through 2019 for state purposes.

                                      F16

12.  Related Party Transactions

     The Company and Miller Milling Company ("Miller Milling") have entered into various milling supplier and procurement arrangements which cover all of the Company's durum and semolina requirements. These supplier arrangements expire December 31, 2009. John Miller, President and CEO of Miller Milling is a stockholder through Miller Pasta LLC and Board member of New World Pasta. Additionally, Michael Snow is a stockholder and a Board member of New World Pasta. The Company paid in excess of $38 million to Miller Milling Company in 1999 pursuant to these procurement and supplier arranagements. As of December 31, 1999, the Company had trade and other payables to Miller Milling of $1.7 million.

     For the years ended December 31, 1998 and 1997, certain HFC general and administrative expenses, which were more specifically allocable to New World Pasta, have been included in the accompanying consolidated statements of operations as allocated by HFC. For the years ended December 31, 1998 and 1997, total expenses of $3.9 million and $3.8 million, respectively, were charged for building rent, information technology, quality assurance, logistics, packaging and procurement services. The results of operations for 1998 include incremental allocated costs relating to accounts receivable accounting and divisional accounting. These costs were directly charged in 1997. The allocation of these costs is based on certain methodologies which management believes reasonably approximate the cost of resources provided or services performed. These methodologies include a cost per square foot basis for building rent, percentage of pounds shipped for logistics, and direct costs where identifiable or as a percentage of cost of sales for all other services.

     In 1998 and 1997, HFC charged the Company for its share of group insurance costs for eligible employees based upon location specific costs, HFC's overall insurance costs and loss experience incurred during a calendar year. Pension costs were also charged to the Company based upon eligible employees participating in the plans. In addition, HFC charged the Company for its share of retiree medical expenses and for its share of matching contributions to HFC's 401(k) plans.

     Various insurance coverages were also provided to the Company through HFC's consolidated programs. Workers compensation, auto, property, product liability and other insurance coverages were charged directly based on the loss experience.

     In 1997, the Company's sales organization was combined with the sales force responsible for selling HFC's grocery products. During 1998 and 1997, certain sales management and administrative costs were charged directly or allocated by the Company to the HFC grocery division. The total of such charges was $15.6 million and $14.3 million, respectively, for the years ended December 31, 1998 and 1997. Such allocation was based on sales revenue, and management believes this methodology approximates the cost of resources provided.

     Certain other HFC general and administrative expenses, including certain department costs for finance, HFC corporate accounting, treasury, legal, tax, risk management, salaries of corporate officers and staff, human resources and science and technology costs, have been excluded from the accompanying consolidated statements of operations as they do not benefit New World Pasta operating entities. As such, costs are not allocated for purposes of the 1998 and 1997 consolidated financial statements.

                                      F17

  Activity in the intercompany accounts with HFC is as follows:

                                                     For the years ended
                                            -----------------------------------
                                               1999         1998         1997
                                            ---------    ---------    ---------
                                                       (in thousands)
Beginning balance due from HFC.............  $ 77,350       55,976        3,269
Collections................................    24,065      316,513      336,445
Bank account disbursement funding..........   (16,524)    (238,797)    (241,393)
Employee benefits..........................    12,302       (6,413)      (7,964)
Non-employee insurance.....................       (81)      (2,100)      (2,007)
Income taxes...............................    (5,342)     (21,221)     (13,967)
Shared service chargebacks.................    (1,446)      (7,210)      (4,325)
Payroll and payroll taxes..................    (2,676)     (28,617)     (30,543)
Grocery selling expense....................       216       15,615       14,312
Flour future losses........................        73       (3,509)          --
Closed to retained earnings................   (83,882)          --           --
Other......................................    (4,055)      (2,887)       2,149
                                             --------     --------      -------
Ending balance due from HFC................  $     --       77,350       55,976
                                             ========     ========      =======
Average balance during the period..........  $    N/A       68,997       29,477
                                             ========     ========      =======

13.  Stock Option Plan

     In January 1999, the Company adopted a stock option plan (the "Plan") pursuant to which the Company's Board of Directors may grant stock options to officers and key employees. The Plan authorizes grants of options to purchase up to 910,166 shares of authorized but unissued common stock. Stock options are granted with an exercise price equal to or greater than the stock's fair market value at the date of grant. All stock options have 10-year terms and vest and become fully exercisable on a pro-rata basis over a five-year period from the date of grant. Mr. Skinner's options, as originally issued, vested on the following basis:

                     1/28/00                       51,064
                     1/28/01                       51,064
                     1/28/02                       34,042
                     1/28/03                       25,532
                     1/28/04                        8,511
                                                   ------
                                                  170,213
                                                  =======

     In connection with the relinquishment of his position as Chief Executive Officer, Mr. Skinner's option to purchase Company securities at $10.00 per share vested as to 18,888 common shares and terminated as to all other shares.

     At December 31, 1999, there were no additional shares available for grant under the Plan. The per share weighted-average fair value of stock options granted during 1999 was $1.74 on the date of grant using the Black Scholes option-pricing (excluding a volatility assumption) with the following weighted-average assumptions: expected dividend yield 0%, risk-free interest rate of 4.8%, and an expected life of 7 years.

     The Company applies APB Opinion No. 25 in accounting for its Plan, and accordingly, no compensation cost has been recognized for its stock options in the financial statements. Had the Company determined compensation cost based on the fair value at the grant date for its stock options under SFAS No. 123, the Company's net income would have been reduced to the pro-forma amounts indicated below (in thousands):

                                             1999
                                           --------
               Net income   As reported     $ 460
                            Pro forma         141

                                      F18

     Stock option activity during the year is as follows:

                                                               Weighted-
                                           Number of            average
                                            Shares           exercise price
                                         ------------       ----------------
          Granted                           910,166           $   34.74
          Exercised                           --                    --
          Forfeited                           --                    --
          Expired                             --                    --
                                         -------------      ----------------
          Balance at December 31, 1999      910,166           $   34.74
                                         =============      ================

     At December 31, 1999, the range of exercise prices and weighted-average remaining contractual life of outstanding options was $10.00 - $73.50 and 9.08 years, respectively.

     At December 31, 1999, no options were exercisable.

14.  Employee Benefits

     Prior to the recapitalization, the Company participated in several HFC defined benefit plans which provide retirement benefits to substantially all non-union and certain union employees, as well as union administered multi-employer plans. Upon completion of the recapitalization, the Company's salaried employees and all Winchester plant employees no longer participated in the HFC Retirement Plan. Hourly employees at the Omaha and Louisville manufacturing facilities participate in single employer pension plans administered by New World Pasta. Hourly employees at the Fresno, Kansas City and Lebanon manufacturing facilities participate in multi-employer plans.

     The Company's policy is to fund pension liabilities in accordance with the minimum and maximum limits imposed by the Employee Retirement Income Security Act of 1974 and Federal income tax laws, respectively. Plan assets are invested in a broadly diversified portfolio consisting primarily of domestic and international common stocks and fixed income securities. Other post-retirement benefits are provided to a limited group of employees and include health care and life insurance. The health care plan is contributory, with participants' contributions adjusted annually; the life insurance plan is non-contributory.

                                      F19

     The following table sets forth the funded status and amounts recognized in the Company's consolidated balance sheets:

                                                       Pension Benefits         Postretirement Benefits
                                                     ---------------------      ------------------------
                                                                         December 31,
                                                     ---------------------------------------------------
                                                         1999       1998           1999           1998
                                                       --------   --------       --------       --------
                                                                        (in thousands)
Change in benefit obligation:
Benefit obligation at beginning of year..............  $ 19,391     15,868          4,200         4,200
Service cost.........................................       240      1,115            113           200
Interest cost........................................       436      1,119             98           300
Amendments...........................................        --         24         (2,685)         (200)
Actuarial (gain)/loss................................      (785)     1,973             --          (300)
Benefits paid........................................   (12,654)      (708)            --            --
Change in assumptions................................        --         --           (251)           --
                                                       --------   --------       --------       --------
Benefit obligation at end of year....................  $  6,628     19,391          1,475         4,200
                                                       ========   ========       ========       ========
Change in plan assets:
Fair value of plan assets at beginning of year.        $ 18,374     16,449             --            --
Actual return on plan assets.........................       465      1,982             --            --
Employer contribution................................        --        651             --            --
Benefits paid........................................   (12,654)      (708)            --            --
                                                       --------   --------       --------       --------
Fair value of plan assets at end of year.............  $  6,185     18,374             --            --
                                                       ========   ========       ========       ========

Funded status........................................  $   (443)    (1,017)        (1,475)       (4,200)
Unrecognized transition obligation...................        23        133             --            --
Unrecognized prior service cost......................       204        229         (2,605)         (500)
Unrecognized net actuarial loss (gain)...............       796      1,436         (1,754)       (1,574)
                                                       --------   --------       --------       --------
Prepaid (accrued) benefit cost.......................  $    580        781         (5,834)       (6,274)
                                                       ========   ========       ========       ========
Weighted-average assumptions:
Discount rate........................................      7.25%      6.40           7.25          6.40
Expected long-term rate of return on assets..........      9.50       9.50            N/A           N/A
Rate of increase in compensation levels..............      3.50       4.90            N/A           N/A

     For measurement purposes, a 8.5% annual rate of increase in the per capita cost of covered health care benefits was assumed for 2000, decreasing 0.5% per annum until an ultimate rate of 5.0% in 2007.

     Accrued other benefit costs of $4.7 million and $5.3 million are included in long-term liabilities at December 31, 1999 and 1998, respectively. $1.1 million and $974,000 of accrued other benefits are included in accrued expenses at December 31, 1999 and 1998, respectively. $580,000 and $781,000 of prepaid pension benefits are included in prepaid expenses and other current assets at December 31, 1999 and 1998, respectively.

                                      F20

     Net periodic benefit costs include the following components:

                                                            For the years ended December 31,
                                              -----------------------------------------------------------
                                                      Pension Benefits           Postretirement Benefits
                                                 1999      1998       1997        1999      1998     1997
                                               -------    -------    -------     -------  -------  -------
                                                                     (in thousands)
Components of net periodic
  benefit cost
Service cost..................................  $ 240      1,115      1,001       $ 113      200      200
Interest cost.................................    436      1,119        964          98      300      300
Expected return on plan assets................   (465)    (1,532)    (1,172)         --       --       --
Amortization of prior service cost ...........     25         24         23        (260)    (100)      --
Recognized net actuarial loss (gain)..........    (23)        33         13         (71)      --       --
                                               -------    -------    -------     -------  -------  -------
Corporate sponsored plans.....................    213        759        829        (120)     400      500
Multi-employer plans..........................    377        413        448          --       --       --
                                               -------    -------    -------     -------  -------  -------
                                                $ 590      1,172      1,277       $(120)     400      500
                                               =======    =======    =======     =======  =======  =======

     Assumed health care cost trend rates have a significant effect on the amounts reported for the health care plan. A one-percentage point change in assumed health care cost trend rates would have the following effects:

                                                              1 Percentage Point    1 Percentage Point
                                                                   Increase              Decrease
                                                                   --------              --------
                                                                           (in thousands)
Effect on total service and interest
  cost components...........................................         $ 73                  (110)

Effect on post retirement benefit
 obligation.................................................          266                  (413)


     The Company sponsors a defined contribution plan. For all eligible employees, the Company will match 75% of the first 2% and 50% on the next 2% of the employees' contribution. In addition, for all eligible salaried and certain eligible non-salaried employees, the Company is required to make an annual contribution into the plan equal to 5% of the employees' regular compensation. The Company's total contribution for 1999 was approximately $1.4 million.


15.  Restructuring Charge

     In the second quarter of 1999, the Company recorded a restructuring charge of $2.7 million. The restructuring involved closure of the Kansas City, Kansas plant, which was a dedicated facility for industrial business. The major industrial customer serviced by this facility did not renew its contract, resulting in the decision to close the facility. The closing of the plant was announced May 20, 1999, and the plant ceased operations on August 20, 1999, when 61 of the 62 personnel employed at the facility were displaced. At December 31, 1999, the building has a book value of $840,000 and is being held for sale.

     Included in the restructuring charge is a non-cash charge of approximately $1.6 million for impairment of equipment and accruals for cash charges for approximately $1.1 million as follows:

                                      Original                     Balance at
                                      Balance     Utilized      December 31, 1999
                                    -----------  -----------   --------------------
                                                  (in thousands)
Severance & other employee
  related costs                         $  600         527                 73
Other facility exit costs                  500         315                185
                                    ----------  ----------         ----------
   Total costs                          $1,100         842                258
                                    ==========  ==========         ==========

                                      F21

     This action was contemplated during the time the business was being recapitalized by HFC and the affected personnel were notified in February of 1999 that this action might be necessary if replacement of the industrial business was not obtained in the intervening period.

16.  Commitments and Contingencies

     In the ordinary course of business, the Company is involved in various pending or threatened litigation claims. Although the outcome of any legal proceeding cannot be predicted with certainty, management believes that any ultimate liability arising from such matters in the aggregate will not have a material adverse effect on the Company's consolidated financial position, results of operations or liquidity.

     The Company and Miller Milling have entered into various milling supplier and procurement arrangements which cover all of the Company's durum and semolina requirements. These supplier arrangements have various expiration dates through December 31, 2009. John C. Miller, President and CEO of Miller Milling, is a stockholder, through Miller Pasta LLC, and board member of New World Pasta. Michael Snow, Executive Vice President and Director of Miller Milling, is also a stockholder, through Miller Pasta LLC, and a board member of New World Pasta.

     New World Pasta is a party to employment agreements with certain executive officers and directors of New World Pasta. The total amount due under these agreements is $1.9 million at December 31, 1999.

17.  Subsidiary Financial Information

     The Company has two wholly-owned subsidiaries, Pasta Group LLC and Winchester Pasta LLC (collectively, the "Subsidiaries"). Set forth below is summarized financial information attributed to the combined Subsidiaries. Summarized financial information is presented for the subsidiaries because the Company's management does not believe that the information proposed in separate financial statements would be material to investors.

                                             December 31, 1999    December 31, 1998    December 31, 1997
                                             -----------------    -----------------    -----------------
                                                                    (in thousands)
Net sales.............................         $  294,361              303,697              315,653
Gross profit..........................            160,391              152,459              160,289
Income from operations................             34,244               32,973               32,996
Net income............................             18,831               18,136               18,191
Current assets........................             60,683               46,719               42,572
Non-current assets....................            204,142              142,402              150,521
Current liabilities...................             26,913               18,966               29,650
Non-current liabilities...............              9,071               22,937               23,603

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

                                      F22

18.  Quarterly Financial Data - Unaudited
     Summary quarterly results were as follows (in thousands):


                                              First       Second      Third     Fourth
                                             Quarter     Quarter     Quarter    Quarter     Total
                                            ---------   ---------   ---------  ---------   -------
Year ended December 31, 1999:
   Net sales                                $ 96,271      84,531      86,956     86,261    354,109
   Gross profit                               44,658      38,300      41,465     42,530    166,953
   Income from operations                      3,184       4,496      10,005     11,874     29,559
   Net income (loss)                          (3,404)       (691)      1,512      3,043        460

Year ended December 31, 1998:
   Net sales                                 108,647      84,263      89,242     90,944    373,096
   Gross profit                               49,155      38,645      39,720     39,801    167,321
   Income from operations                     12,157       8,833      11,924      8,954     41,868
   Net income                                  7,525       5,468       7,381      5,540     25,914

                                      F23