Form 10-Q
period 2000-04-02
NEW WORLD PASTA CO
filed 2000-05-17
CIK 1081878

                                  United States
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549
                                    Form 10-Q

           X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
           -             SECURITIES EXCHANGE ACT OF 1934


                  For the quarterly period ended April 2, 2000

      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                    For the Transition Period from xxx to xxx

                        Commission File Number 333-76763


                             New World Pasta Company

             (Exact name of registrant as specified in its charter)


            Delaware                                       52-2006441
  (State or other jurisdiction                         (I.R.S. Employer
of incorporation or organization)                     Identification No.)

                      85 Shannon Road, Harrisburg, PA        17112
               (Address of principal executive office)     (zip code)

                                 (717) 526-2200
              (Registrant's telephone number, including area code)


                     100 Crystal A Drive, Hershey, PA         17033
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

                       YES             X         NO
                                     ------               ------


As of April 2, 2000, the registrant had 5,011,714 shares of common stock outstanding, par value $.01, and 114,236 shares of preferred stock outstanding.

                             NEW WORLD PASTA COMPANY
                               INDEX TO FORM 10-Q


                                                                            Page

Part I.       Financial Information

              Item 1. Financial Statements

                      Consolidated Balance Sheets as of April 2, 2000
                      (unaudited) and December 31, 1999                        1

                      Consolidated Statements of Operations (unaudited) for
                      the Three Months Ended April 2, 2000 and April 4, 1999   2

                      Consolidated Statements of Cash Flows (unaudited) for
                      the Three Months Ended April 2, 2000 and April 4, 1999   3

                      Consolidated Statement of Stockholders' Equity (Deficit)
                      (unaudited) for the Three Months Ended April 2, 2000     4

                      Notes to Consolidated Financial Statements               5

              Item 2. Management's Discussion and Analysis
                      of Financial Condition and Results of Operations        10

              Item 3. Quantitative and Qualitative Disclosures about
                      Market Risk                                             15

Part II.      Other Information

              Item 1. Legal Proceedings                                       15

              Item 2. Changes in Securities                                   15

              Item 3. Defaults upon Senior Securities                         15

              Item 4. Submission of Matters to Vote of Security Holders       15

              Item 5. Other Information                                       15

              Item 6. Exhibits and Reports on Form 8-K                        16

PART I - Financial Information
Item 1 - Financial Statements

                             NEW WORLD PASTA COMPANY
                           CONSOLIDATED BALANCE SHEETS
                    As of April 2, 2000 and December 31, 1999
                       (in thousands, except share data)

                                                                         (unaudited)
                                                                           April 2,          December 31,
                                                                             2000                1999
                                                                        -------------       -------------
ASSETS
     Current assets:
          Cash and cash equivalents                                     $       6,687              13,146
          Trade and other receivables, net                                     16,479              17,651
          Inventories, net                                                     22,381              19,868
          Prepaid expenses and other current assets                             2,021               1,391
          Deferred income taxes                                                 8,393               8,786
                                                                        -------------       -------------
          Total current assets                                                 55,961              60,842
                                                                        -------------       -------------
     Property, plant and equipment, net                                        97,251              99,200
     Deferred income taxes                                                     96,688              95,667
     Intangible assets, net                                                    63,957              64,571
     Deferred debt costs, net                                                   8,237               8,535
                                                                        -------------       -------------

     Total assets                                                       $     322,094             328,815
                                                                        =============       =============
LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
     Current liabilities:
          Current portion of long-term debt                             $       1,340               1,340
          Loans payable                                                           315                  --
          Accounts payable:
              Trade                                                             7,309               8,133
              Related parties                                                   3,014               1,666
          Accrued expenses                                                     21,555              28,155
                                                                        -------------       -------------
          Total current liabilities                                            33,533              39,294
                                                                        -------------       -------------
     Long-term debt, less current maturities                                  291,320             291,655
     Employee benefit liabilities                                               7,302               7,302
                                                                        -------------       -------------
      Total liabilities                                                       332,155             338,251
                                                                        -------------       -------------

     Mandatorily redeemable 12% cumulative preferred stock, $.01 par value; $1,000 liquidation preference value; 115,000 shares authorized; 114,236 and 113,485 shares issued and outstanding
        as of April 2, 2000 and December 31, 1999, respectively               130,261             126,096
     Mandatorily redeemable common stock, $.01 par value; $10
        liquidation value; 11,714 and 0 shares issued and outstanding
         as of April 2, 2000 and December 31, 1999 respectively                   117                  --
     Unearned compensation                                                       (425)                 --
                                                                        -------------       -------------
                                                                              129,953             126,096
                                                                        -------------       -------------
     Stockholders' equity (deficit):
          Common stock, $.01 par value; 35,900,000 shares authorized;
               5,000,000 shares issued and outstanding as of
               April 2, 2000 and December 31, 1999                                 50                  50
          Additional paid-in capital                                          159,487             162,901
          Accumulated deficit                                                (299,551)           (298,483)
                                                                        -------------       -------------
      Total stockholders' equity (deficit)                                   (140,014)           (135,532)
                                                                        -------------       -------------
Total liabilities and stockholders' equity (deficit)                    $     322,094             328,815
                                                                        =============       =============

The notes to consolidated financial statements are an integral part of these consolidated financial statements.

                            NEW WORLD PASTA COMPANY
                     CONSOLIDATED STATEMENTS OF OPERATIONS
          for the Three Months Ended April 2, 2000 and April 4, 1999
                                (in thousands)

                                                               (unaudited)
                                                   April 2, 2000           April 4, 1999
                                                   -------------           -------------
Net sales                                          $  81,999                  96,271
Cost of sales                                         45,049                  51,613
                                                   ---------               ---------
Gross profit                                          36,950                  44,658
Selling and marketing expenses                        27,751                  31,760
General and administrative expenses                    3,962                   2,604
Non-recurring transaction expenses                        --                   7,110
                                                   ---------               ---------
Income from operations                                 5,237                   3,184
Interest expense, net                                  6,932                   5,426
                                                   ---------               ---------
Loss before income taxes                              (1,695)                 (2,242)
Income tax expense (benefit)                            (627)                  1,162
                                                   ---------               ---------
Net loss                                              (1,068)                 (3,404)
Dividends on preferred stock                           3,414                   2,427
                                                   ---------               ---------
Net loss attributable to common stock                $(4,482)                 (5,831)
                                                   =========               =========

The notes to consolidated financial statements are an integral part of these consolidated statements.

                             NEW WORLD PASTA COMPANY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
           for the Three Months Ended April 2, 2000 and April 4, 1999
                                 (in thousands)

                                                                                       (unaudited)
                                                                          April 2, 2000           April 4, 1999
                                                                          -------------           -------------
Cash flows from operating activities:
  Net loss                                                              $         (1,068)                 (3,404)

  Adjustment to reconcile net loss to net cash
    provided by (used in) operating activities:
      Depreciation and amortization                                                3,714                   3,798
      Deferred income taxes                                                         (628)                  1,162
      Compensation expense from issuance of stock                                    443                      --
      Changes in assets and liabilities:
        Accounts receivable                                                        1,172                   1,620
        Inventories                                                               (2,461)                 (2,324)
        Prepaid expenses and other current assets                                   (630)                  1,998
        Accounts payable                                                             524                  (1,209)
        Accrued expenses                                                          (6,600)                  6,894
                                                                        ----------------       -----------------
          Net cash provided by (used in) operating activities                     (5,534)                  8,535
                                                                        ----------------       -----------------

Cash flows from investing activities:
  Acquisition of property, plant and equipment                                      (905)                   (625)
                                                                        ----------------       -----------------
          Net cash used in investing activities                                     (905)                   (625)
                                                                        ----------------       -----------------
Cash flows from financing activities:
  Proceeds from issuance of debt                                                     355                 470,449
  Proceeds from issuance of preferred stock                                           --                  12,849
  Proceeds from issuance of common stock                                              --                   5,321
  Repayment of debt                                                                 (375)               (160,000)
  Deferred debt costs                                                                 --                  (9,627)
  Advances and withdrawals with former parent prior to
      recapitalization, net                                                           --                  (5,887)
  Repurchase of common stock                                                          --                (307,685)
                                                                        ----------------       -----------------
        Net cash provided by (used in) financing activities                          (20)                  5,420
                                                                        ----------------       -----------------
Net increase (decrease) in cash and cash equivalents                              (6,459)                 13,330
Cash and cash equivalents at beginning of period                                  13,146                      --
                                                                        ----------------       -----------------
Cash and cash equivalents at end of period                              $          6,687                  13,330
                                                                        ================       =================
Supplemental disclosures of cash flow information:
  Cash paid during the periods for:
      Interest                                                          $         10,406                   2,072
      Income taxes                                                                    --                      27
  Noncash investing and financing activities:
      Deferred tax assets from recapitalization                                       --                 106,900
      Preferred stock dividend                                                     3,414                   2,427
      Deferred tax liabilities eliminated in recapitalization                         --                  18,662
      Issuance of common stock                                                       117                  44,679
      Issuance of preferred stock                                                    317                 100,636

The notes to consolidated financial statements are an integral part of these consolidated financial statements.

                             NEW WORLD PASTA COMPANY
            CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)
                    for the Three Months Ended April 2, 2000
                        (in thousands, except share data)

                                                                                 (unaudited)
                                                                                  Additional
                                                       Common Stock                Paid-in        Accumulated
                                                 Shares           Amount           Capital          Deficit         Total
                                                ---------        ---------         --------         --------       --------
Balance at January 1, 2000                      5,000,000         $     50          162,901         (298,483)      (135,532)

Net loss                                               --               --               --           (1,068)        (1,068)

Preferred stock dividend                               --               --           (3,414)              --         (3,414)
                                                ---------        ---------         --------         --------       --------

Balance at April 2, 2000                        5,029,286         $     50          159,487         (299,551)      (140,014)
                                                =========         ========          =======         ========       ========

NEW WORLD PASTA COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.   Basis of Presentation

     The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the quarter ended April 2, 2000 are not necessarily indicative of the results that may be expected for the year ending December 31, 2000. These financial statements should be read in conjunction with management's discussion and analysis of financial condition and results of operations included in Item 2. In addition, for further disclosures, see the audited financial statements and the footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1999.

     New World Pasta Company ("New World Pasta" or "Company") uses a calendar year annual reporting period, with interim reporting broken down into 4-4-5 (4 week - 4 week - 5 week) monthly periods within each quarterly period. The Company's quarterly periods in 2000 end on April 2, July 2, and October 1 compared to April 4, July 4, and October 3 during 1999.

2.   Description of Business

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

     On January 28, 1999, Hershey Foods Corporation (HFC) effected a recapitalization whereby New World Pasta LLC and Miller Pasta LLC acquired a controlling interest in Hershey Pasta Group (HPG) while Hershey Chocolate & Confectionery Corporation (HCCC), an HFC wholly-owned subsidiary, retained a substantial minority ownership interest. Prior to the recapitalization, HFC completed a reorganization in which Hershey Pasta Manufacturing Company (HPMC) became a wholly-owned subsidiary of HCCC and the net assets of HPG were transferred into HPMC. HPMC subsequently changed its name to New World Pasta Company.

3.   Inventories

     New World Pasta values much of the raw material components of its inventories under the last-in, first-out (LIFO) method and the remaining inventories at the lower of first-in, first-out (FIFO) cost or market. Inventories valued using the LIFO method totaled $7.9 million as of April 2, 2000 and $7.2 million as of December 31, 1999. All inventories were stated at amounts that did not exceed realizable values. Total inventories were as follows:

                                                                       April 2,            December 31,
                                                                         2000                  1999
                                                                     ------------          ------------
                                                                                 (in thousands)
             Raw materials.......................................    $      4,237                 4,539
             Work in process.....................................             334                   250
             Finished goods......................................          18,579                14,483
                                                                     ------------          ------------
             Inventories at FIFO.................................          23,150                19,272
             Adjustments to LIFO.................................             769                  (596)
                                                                     ------------          ------------
                  Total inventories..............................    $     22,381                19,868
                                                                     ============          ============

4.   Long-Term Debt

     The Company's long-term debt is summarized as follows:

                                                                        April 2,            December 31,
                                                                          2000                 1999
                                                                    ---------------       ---------------
                                                                                 (in thousands)
             9 1/4% Senior Subordinated Notes due 2009
                  ("Notes") ..................................             $160,000               160,000
             Term Loan........................................              132,660               132,995
                                                                    ---------------       ---------------
                                                                            292,660               292,995
             Less current portion.............................                1,340                 1,340
                                                                    ---------------       ---------------
                                                                    $       291,320               291,655
                                                                    ===============       ===============

     The Company has entered into a senior Credit Facility (the "Credit Facility") that currently provides for a term loan that bears interest at either an alternate base rate or a reserve-adjusted LIBOR rate, both adjusted for the interest spread under the Credit Facility. On April 2, 2000 the effective interest rate on the term loan was 9.25%. The term loan matures in 2006. The term loan is repaid in quarterly payments of $335,000 through March 2005, $31,490,000 on June 30, September 30 and December 31, 2005, with the balance paid at maturity. The Company has fixed the interest rate on $50.0 million of the outstanding debt at a base rate of 5.645%, plus the credit agreement interest spread, by entering into an interest rate swap agreement. The Credit Facility provides for a revolving loan of up to $50.0 million. This portion of the Credit Facility bears interest at variable rates as provided in the terms of the Credit Facility. No amount has been borrowed under this portion of the facility at April 2, 2000.

     The Credit Facility requires the Company to comply with specified financial tests, to maintain specified financial ratios and restricts the Company's ability to undertake certain actions.

     The Company entered into an amendment and waiver to its Senior Credit Facility effective as of May 10, 2000 (as amended, the "Credit Facility") pursuant to which, among other things: (i) the lenders thereunder waived compliance by the Company with certain financial covenants contained thereunder with respect to the quarter ended April 2, 2000; (ii) certain financial covenants contained therein were revised or eliminated for all periods ending on or before December 31, 2002; (iii) the revolving credit portion of the Credit Facility was reduced to $20 million; and (iv) the interest rates on the Credit Facility were increased.

5.   Restructuring Charge

     In the second quarter of 1999, the Company recorded a restructuring charge of $2.7 million. The restructuring involved closure of the Kansas City, Kansas plant, which was a dedicated facility for industrial business. The major industrial customer serviced by this facility did not renew its contract, resulting in the decision to close the facility. The closing of the plant was announced May 20, 1999, and the plant ceased operations on August 20, 1999, when 61 of the 62 personnel employed at the facility were displaced. The building had a book value of approximately $840,000 and was sold on April 3, 2000 for approximately $1.1 million resulting in a gain of approximately $264,000, which will be reflected in the second quarter.

     Included in the restructuring charge is a non-cash charge of approximately $1.6 million for impairment of equipment and accruals for cash charges for approximately $1.1 million as follows:

                                                    Original                            Balance as of
                                                    Balance          Utilized           April 2, 2000
                                                  -------------    -------------    ----------------------
                                                                       (in thousands)
      Severance and other employee
         related costs                            $      600             527                    73
      Other facility exit costs                          500             353                   147
                                                  ----------       ---------             ---------

           Total costs                            $    1,100             880                   220
                                                  ==========       =========             =========

     This action was contemplated during the time the business was being recapitalized by HFC and the affected personnel were notified in February of 1999 that this action might be necessary if replacement of the industrial business was not obtained in the intervening period.

     6. Stock-Based Compensation

     On February 28, 2000 New World Pasta finalized an employment agreement with John Denton for the position of Chairman of the Board and Chief Executive Officer. As a provision of that agreement, Mr. Denton received 29,286 shares of common stock and 792 shares of preferred stock. Of those shares, 11,714 shares of common stock and 317 shares of preferred stock are restricted. The forfeiture restrictions on these shares lapse over 4 years, in amounts of 2,929 shares of common stock and 80 shares of preferred stock annually. In addition, tax withholding on the value of shares to be received will be satisfied through a reduction in the issuance of unrestricted shares. As a result, 17,572 common shares and 41 preferred shares were not issued in connection with the agreement.

     Compensation expense was recognized upon the date of grant for the unrestricted shares based on the estimated fair market value of each share and amounted to approximately $651,000 for the three-month period ended April 2, 2000. Unearned compensation was recorded upon the date of grant for the restricted shares based on the estimated fair market value of each share and amounted to approximately $434,000 for the three-month period ended April 2, 2000. Compensation expense is charged to earnings on a straight-line basis over the four-year restriction period. In addition, the employment agreement has a provision which permits the repurchase of shares by the Company at those values should Mr. Denton's employment be terminated due to a number of reasons.

7.   Subsidiary Financial Information

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

                                                                                (unaudited)
                                          Year                              Three Months Ended
                                         Ended                        April 2,               April 4,
                                     December 1999                      2000                   1999
                                  ---------------------           -----------------      -----------------
   Net Sales.....................       $    294,361                  $   68,120             $   77,824
   Gross Profit..................            160,391                      35,435                 42,293
   Operating income..............             34,244                       4,225                  8,269
   Net income....................             18,831                       4,464                  8,269
   Current assets................             60,683                      56,648                 52,357
   Non-current assets............            204,142                     201,535                224,582
   Current liabilities...........             26,913                      26,805                 27,625
   Non-current liabilities.......              9,071                       9,071                  9,481

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

PART I. - FINANCIAL INFORMATION

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements

     The discussion set forth below, as well as other portions of this quarterly report, and other reports and statements filed by the Company from time-to-time with the Securities and Exchange Commission contain, or may contain, statements concerning potential future events. Such forward-looking statements are based upon the beliefs of, and the information currently available to the Company's management, as well as estimates and assumptions made by the Company's management, including assumptions about uncertainties and risks. Readers can identify these forward-looking statements by the use of such verbs as "expects", "anticipates", "believes", "estimates", "intends", "plans" or similar verbs or conjugations of such verbs. If circumstances arise, the Company's actual results could materially differ from those anticipated by such forward-looking statements. The differences could be caused by a number of factors or a combination of these factors. The Company currently believes that the most important of these factors are the Company's high degree of leverage, a potential increase in the costs of durum/semolina, the intense levels of competition in the pasta industry and the risks associated with the Company's marketing initiatives. Other important factors include the following:

     . possible conflicts of interest;
     . our reliance on a single vendor for our raw material procurement;
     . transportation risks;
     . declines in retail pasta sales;
     . our ability to successfully integrate any future acquisitions;
     . labor relations;
     . environmental liability;
     . product liability;
     . dependence on key personnel; and
     . changes in laws, government relations or trade policies and regulations.

     Readers are strongly encouraged to consider these factors and others mentioned in the Company's Registration Statement on Form S-4 (Reg. No. 333-76763) declared effective August 3, 1999, when evaluating any such forward-looking statements in this quarterly report. The Company undertakes no responsibility to update any forward-looking statements contained in this report.

General

     New World Pasta's primary business is the production of dry pasta, which we market and sell under regional brands through supermarkets and foodstores. Three of our four principal brands, RONZONI, SAN GIORGIO and AMERICAN BEAUTY, are among the top six brands in the United States according to Information Resources, Inc. Our fourth largest brand, SKINNER, is a strong brand in the Midwestern and Southwestern markets. We own several other brands including: P&R, IDEAL and MRS. WEISS'.

     On a combined basis, these brands give a market share of approximately 26%, which is about 45% greater than our closest competitor. Our noodle products have the largest market share in the United States with a 19% share of the retail egg noodle market. These noodle products include LIGHT `N FLUFFY, AMERICAN BEAUTY, SKINNER, MRS. WEISS', P&R, IDEAL and SAN GIORGIO.

     Our executive offices are located at 85 Shannon Road, Harrisburg, Pennsylvania 17112 and our telephone number is (717) 526-2200.

Results of Operations

Three Months Ended April 2, 2000 Compared With Three Months Ended April 4, 1999
-------------------------------------------------------------------------------

     Net Sales
     ---------

     Net sales decreased by $14.3 million, or 14.8% for the first quarter ended April 2, 2000 compared to the first quarter ended April 4, 1999. The decrease was the result of both price and volume factors. The net price decline, principally affected the Company's branded products and was taken during 1999 as a component of the Company's new marketing strategy. Unit volume was impacted by several factors. These included a decline in consumers consumption of dry pasta during the quarter, the loss of the General Mills co-pack business in the third quarter of 1999, significant competitive pressures within the dry pasta category and lower effectiveness of promotional activities.

     Cost of Sales
     -------------

     Cost of sales decreased by $6.6 million or 12.7% from the first quarter of 1999, primarily due to the volume decline experienced during the period. Raw material prices, particularly durum/semolina costs, which rose 11.4% due to timing of contract deliveries, had a slightly unfavorable impact on cost of sales. We expect durum/semolina costs to decline over the balance of the year. Packaging material prices were more favorable than those in the first quarter in 1999 due to film savings, which was only partially offset by increases in the cost of cartons and cases. Increased freight and warehousing costs also partially offset the reduction in the gross margin resulting from the volume decrease. Freight costs increased 1.7% due to increased freight rates tied partially to fuel surcharges, while warehousing costs increased principally because of the implementation of a new pallet management system. Depreciation expense decreased slightly for the current period as compared to the same period in 1999.

     Gross profit decreased by $7.7 million, with the decrease in net sales being only partially offset by volume-impacted cost of sales reductions. Gross margin of $37.0 million was 45.1% of net sales for the first quarter of 2000 compared to $44.7 million, or 46.4% of sales for the first quarter of 1999.

     Selling and Marketing Expenses
     ------------------------------

     Selling and marketing expenses for the first quarter of 2000 decreased by $4.0 million or 12.6% from the first quarter of 1999. Selling costs decreased by $600,000 or 13.0% from the previous year's first quarter due primarily to reductions in volume sensitive broker and sales incentives for the period.
The remaining decrease was attributable to decreased trade promotion expenses tied to volume-sensitive promotions and lower advertising expenditures offset by increased consumer promotion expenditures.

     General and Administrative Expenses
     -----------------------------------

     General and administrative expenses increased by $1.4 million or 52.2% from the first quarter of 1999, primarily due to incremental executive compensation costs incurred in the first quarter management transition. Information technology costs and costs for insurance and professional services were also greater than the first quarter of 1999, as those costs were incurred for the full three months of the quarter in 2000 verses being part of a lower administrative allocation by Hershey to the former HPG during January of 1999.

     Income from Operations
     ----------------------

     Income from operations for the first quarter ended April 2, 2000 was $5.2 million, an increase of $2.1 million or 64.5% compared to the first quarter ended April 4, 1999. The increase was due to decreased cost of sales, decreased selling and marketing expenses and the absence of the non-recurring transaction expenses incurred in the reorganization and recapitalization of the Company, offset by increased general and administrative expenses and decreased net sales.

     Interest Expense
     ----------------

     Interest expense of $6.9 million was incurred on the various debt instruments used to recapitalize the Company on January 29, 1999, notably the Notes, the term loan (the "Term Loan") issued pursuant to our Credit Facility and the deferred debt cost amortization. These interest costs were offset partially by interest income on bank deposits. The increase in interest expense from the first quarter of 1999 of $1.5 million or 27.8% is the result of the impact of a full quarter of expense in the first quarter of 2000 versus only two months in the comparable period in 1999.

     Income Taxes
     ------------

     The income tax benefit of $627,000 for the first quarter ended April 2, 2000 reflects the anticipated tax benefit of applying the estimated annual effective tax rate for the year to date loss before income taxes. The prior year first quarter tax expense of $1.2 million reflected the effective tax rate expected to be applicable for the year, adjusted for the tax effect from non-recurring transaction expenses incurred as part of the recapitalization effected January 1999 that may not be deductible.

     Net Income (Loss)
     -----------------

     The Company experienced a net loss of $1.1 million for the first quarter of 2000 compared to a $3.4 million net loss in the first quarter of 1999. The decrease in the reported loss was due to a decrease in the cost of sales, a decrease in selling and marketing expenses, and the absence of non-recurring transactional expenses offset by the impact of the decreased net sales and an increase in general and administrative expenses.

     Dividends on Preferred Stock
     ----------------------------

     Dividends on preferred stock are reflective of the dividends on the mandatorily redeemable cumulative preferred stock of 12% recognized on the balance sheet date. The annual dividend has been prorated by the number of days in the period, which is the main reason for the increase from the first quarter of 1999 to the first quarter of 2000.

Liquidity and Capital Resources

     The Company's primary sources of liquidity are cash provided by operations and borrowings under its Credit Facility. Cash and cash equivalents totaled $6.7 million at April 2, 2000 and $13.1 million as of December 31, 1999; working capital was $22.6 million as of April 2, 2000 compared to $21.5 million as of December 31, 1999. The increase in working capital was primarily the result of decreased accrued liabilities and increased inventory offset partially by reduced deferred taxes. The current ratio was 1.68 at April 2, 2000 compared to
1.55 at December 31, 1999.

     The Company's net cash used in operating activities was $5.5 million for the three months ended April 2, 2000 compared to net cash provided by operations of $8.5 million for the three months ended April 4, 1999. This decrease was due to a decrease in accrued liabilities, an increase in inventory, an increase in prepaid expenses, a decrease in deferred taxes offset partially by a decrease in receivables and an increase in accounts payable.

     Net cash used in investing activities totaled $905,000 for the three months ended April 2, 2000 versus $625,000 for the three months ended April 4, 1999 primarily due to higher capital spending levels.

     Net cash used in financing activities for 2000 reflects the financing of a portion of the Company's insurance premiums for 2000, the issuance of preferred stock and common stock used for executive compensation, and the mandatory debt repayments in the period.

Net cash used in financing activities for the three months ended April 4, 1999 reflects the payment of debt proceeds received in conjunction with the recapitalization, the issuance of debt ($470.4 million), the net proceeds from issuance of the preferred stock ($12.8 million) and the issuance of common stock ($5.3 million), offset primarily by the repurchase of common stock ($307.7 million) and the repayment of debt ($160.0 million).

     The covenants of the Notes and the Credit Facility do not restrict the ability of the Subsidiaries to make cash distributions to the Company.

     The Company entered into an amendment and waiver to its Senior Credit Facility effective as of May 10, 2000 (as amended, the "Credit Facility") pursuant to which, among other things: (i) the lenders thereunder waived compliance by the Company with certain financial covenants contained thereunder with respect to the quarter ended April 2, 2000; (ii) certain financial covenants contained therein were amended for all periods ending on or before December 31, 2002; and (iii) the interest rates on the Credit Facility were increased. The Company believes that cash generated from operations, together with availability under the amended Credit Facility, which includes a $20 million revolving loan commitment, will be sufficient to meet its liquidity needs for the foreseeable future. As of May 15, 2000 the Company had $20 million of availability under the revolving credit portion of the Credit Facility.

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

     Furthermore, the derivative instrument must meet specific criteria or the change in its fair value must be recognized in earnings in the period of change. To achieve hedge accounting treatment the derivative instrument needs to be part of a well-documented hedging strategy that describes the exposure to be hedged, the objective of the hedge and a measurable definition of its effectiveness in hedging the exposure. In June 1999, the FASB issued SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of SFAS No. 133." SFAS No. 137 delays the Standard's effective date to the beginning of the first quarter of the fiscal year beginning after June 15, 2000. Adoption of SFAS No. 137 is not expected to have a material effect on the Company's financial statements.

PART I. FINANCIAL INFORMATION

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     New World Pasta is subject to market risk associated with some commodity prices and, effective with the revolving credit agreement it entered into in January 1999, changes in interest rates. To manage the risk of fluctuations in interest rates, New World Pasta's borrowings are a mix of fixed and floating rate obligations. This includes the $160.0 million of notes that bear interest at a 9.25% fixed rate and are due 2009. New World Pasta's $132.7 million term loan bears interest at a floating rate. In May 1999, New World Pasta entered into an interest rate swap agreement that converts $50 million of this floating interest rate debt to a fixed rate. The interest rate under the interest rate swap agreement is approximately 8.9%, and expires June 2, 2002. The carrying amount of New World Pasta's debt obligations approximates the fair value of similar debt instruments of comparable maturity, and the interest rate market risk is currently not considered significant. The market risk associated with commodity pricing is immaterial since the majority of the commodity purchasing for the Company is now done by Miller Milling Company pursuant to a procurement agreement entered into in January 1999.

PART II - OTHER INFORMATION

     ITEM 1. LEGAL PROCEEDINGS

          Not Applicable

     ITEM 2. CHANGES IN SECURITIES

          Not Applicable

     ITEM 3. DEFAULTS UPON SENIOR SECURITIES

          Not Applicable

     ITEM 4. SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS

          None

     ITEM 5. OTHER INFORMATION

          None

     ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

          a)   Exhibits:

               Exhibit 10.23      Stock Option Plan, as amended

               Exhibit 10.24 Amended and Restated Mill Agreement between Miller Milling Company, Winchester Pasta, L.L.C. and Pasta Group L.L.C. dated March 10, 2000.

               Exhibit 10.25 Amended and Restated Mill Agreement between New World Pasta Company and Miller Milling Company dated March 10, 2000.


               Exhibit 27         Financial Data Schedule

          b)   Form 8-Ks:

               The Company filed a Form 8-K on February 4, 2000, announcing that John Denton was named the Company's new Chairman and Chief Executive Officer, succeeding C. Mickey Skinner, who retired.

               The Company filed a Form 8-K on March 6, 2000, announcing its results of operations for the fourth quarter and year ended December 31, 1999.

     SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

     Signatures:


                                                 NEW WORLD PASTA COMPANY

             Date:          May 17, 2000         /s/    Mark E. Kimmel
                                                 -------------------------------
                                                 Mark E. Kimmel
                                                 General Counsel, Vice President
                                                 Administration and Development



             Date:          May 17, 2000         /s/    Thomas P. Boran
                                                 -------------------------------
                                                 Thomas P. Boran
                                                 Chief Accounting Officer