Form 10-Q
period 2000-07-02
NEW WORLD PASTA CO
filed 2000-08-14
CIK 1081878

                                  United States
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549
                                    Form 10-Q

           X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
           -             SECURITIES EXCHANGE ACT OF 1934

                   For the quarterly period ended July 2, 2000

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
     (State or other jurisdiction           (I.R.S. Employer Identification No.)
   of incorporation or organization)

                   85 Shannon Road, Harrisburg, PA       17112
               (Address of principal executive office) (zip code)

                                 (717) 526-2200
              (Registrant's telephone number, including area code)


                                 Not Applicable
           (Former Address of principal executive office) (zip code)


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


As of July 2, 2000, the registrant had 5,011,714 shares of common stock outstanding, par value $.01, and 114,236 shares of preferred stock outstanding.

                             NEW WORLD PASTA COMPANY
                               INDEX TO FORM 10-Q


                                                                            Page
PART I.   Financial Information

          Item 1.   Financial Statements

                    Consolidated Balance Sheets as of July 2, 2000             1
                    (unaudited) and December 31, 1999

                    Consolidated Statements of Operations (unaudited) for      2
                    the Three Months and Six Months Ended July 2, 2000
                    and July 4, 1999

                    Consolidated Statements of Cash Flows (unaudited)          3
                    for the Six Months Ended July 2, 2000 and July 4, 1999

                    Consolidated Statement of Stockholders' Equity (Deficit)   4
                    (unaudited) for the Six Months Ended July 2, 2000

                    Notes to Consolidated Financial Statements                 5

          Item 2.   Management's Discussion and Analysis                       9
                    of Financial Condition and Results of Operations

          Item 3.   Quantitative and Qualitative Disclosures about            17
                    Market Risk

PART II.  Other Information

          Item 1.   Legal Proceedings                                         17

          Item 2.   Changes in Securities                                     17

          Item 3.   Defaults upon Senior Securities                           17

          Item 4.   Submission of Matters to Vote of Security Holders         17

          Item 5.   Other Information                                         18

          Item 6.   Exhibits and Reports on Form 8-K                          18

PART I -   Financial Information
ITEM 1 -   Financial Statements

                             NEW WORLD PASTA COMPANY
                           CONSOLIDATED BALANCE SHEETS
                    As of July 2, 2000 and December 31, 1999
                        (in thousands, except share data)

                                                          (unaudited)
                                                            July 2,            December 31,
                                                              2000                 1999
                                                         -------------         ------------
ASSETS
     Current assets:

          Cash and cash equivalents                      $       8,122            13,146
          Trade and other receivables, net                      16,101            17,651
          Inventories, net                                      20,628            19,868
          Prepaid expenses and other current assets              1,875             1,391
          Deferred income taxes                                  8,846             8,786
                                                         -------------         ------------
          Total current assets                                  55,572            60,842
     Property, plant and equipment, net                         96,009            99,200
     Deferred income taxes                                      97,750            95,667
     Intangible assets, net                                     63,343            64,571
     Deferred debt costs, net                                    8,635             8,535
                                                         -------------         ------------

Total assets                                             $     321,309           328,815
                                                         =============         ============

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
     Current liabilities:
          Current portion of long-term debt                     $1,340             1,340
          Loan payable                                             155                --
          Accounts payable:
              Trade                                              6,409             8,133
              Related party                                      1,593             1,666
          Accrued expenses                                      27,163            28,155
                                                         -------------         ------------
          Total current liabilities                             36,660            39,294
     Long-term debt, less current maturities                   290,985           291,655
     Employee benefit liabilities                                6,395             7,302
                                                         -------------         ------------
     Total liabilities                                         334,040           338,251
                                                         -------------         ------------
     Mandatorily redeemable 12% cumulative
        preferred stock, $.01 par value; $1,000
        liquidation preference value; 115,000
        shares authorized; 114,236 and 113,485
        shares issued and outstanding as of
        July 2, 2000 and December 31, 1999,
        respectively                                           133,688           126,096

     Mandatorily redeemable common stock, $.01
        par value; $10 liquidation value;
        11,714 and 0 shares issued and
        outstanding as of July 2, 2000
        and December 31, 1999, respectively                        117                --
     Unearned compensation                                        (398)               --
                                                         -------------         ------------
                                                               133,407           126,096
                                                         -------------         ------------
     Stockholders' equity (deficit):
        Common stock, $.01 par value; 7,500,000
        and 35,900,000 shares authorized as of
        July 2, 2000 and December 31, 1999;
        5,000,000 shares issued and outstanding as
        of July 2, 2000 and December 31, 1999                       50                50

          Additional paid-in capital                           156,060           162,901
          Accumulated deficit                                 (302,248)         (298,483)
                                                         -------------         ------------
      Total stockholders' equity (deficit)                    (146,138)         (135,532)
                                                         -------------         ------------
Total liabilities and stockholders' equity (deficit)     $     321,309           328,815
                                                         =============         ============

  The notes to consolidated financial statements are an integral part of these consolidated financial statements.

                             NEW WORLD PASTA COMPANY
                      CONSOLIDATED STATEMENTS OF OPERATIONS
       For the Three and Six Months Ended July 2, 2000 and July 4, 1999
                                (in thousands)


                                                         (unaudited)                          (unaudited)
                                                     Three Months Ended                      Six Months Ended
                                              July 2, 2000          July 4, 1999       July 2, 2000       July 4, 1999
                                              ------------          ------------       ------------       ------------
Net sales                                     $    72,448                84,531           154,447             180,802
Cost of sales                                      40,815                46,231            85,864              97,844
                                            ------------------  ------------------  ---------------   -----------------

Gross profit                                       31,633                38,300            68,583              82,958
Selling and marketing expenses                     24,627                26,432            52,378              58,192
General and administrative expenses                 3,596                 4,035             7,558               6,639
Recapitalization transaction expenses                 --                    637              --                 7,747
Cost of restructuring, net                            582                 2,700               582               2,700
Gain on sale of closed facility                      (251)                   --              (251)                 --
                                            ------------------  ------------------  ---------------   -----------------

Income from operations                               3,079                4,496             8,316               7,680
Interest expense, net                                7,291                6,985            14,223              12,411
                                            ------------------  ------------------  ---------------   -----------------

Loss before income taxes                            (4,212)              (2,489)          (5,907)              (4,731)
Income tax benefit                                  (1,515)              (1,798)          (2,142)                (636)
                                            ------------------  ------------------  ---------------   -----------------

Net loss                                            (2,697)                (691)          (3,765)               (4,095)
Dividends on preferred stock                         3,427                 3,248           6,841                 5,832
                                            ------------------  ------------------  ---------------   -----------------
Net loss attributable to common stock         $     (6,124)              (3,939)          (10,606)              (9,927)
                                            ==================  ==================  ===============   =================

  The notes to consolidated financial statements are an integral part of these consolidated financial statements.

                             NEW WORLD PASTA COMPANY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
             for the Six Months Ended July 2, 2000 and July 4, 1999
                                 (in thousands)

                                                                                       (unaudited)
                                                                          July 2, 2000             July 4, 1999
                                                                          ------------             ------------
Cash flows from operating activities:
  Net loss                                                              $       (3,765)             (4,095)

  Adjustment to reconcile net loss to net cash
    provided by (used in) operating activities:
      Depreciation and amortization                                              7,372               7,726
      Loss (gain) from disposal of property,
         plant and equipment                                                      (207)                 33

      Deferred income taxes                                                     (2,143)               (635)
      Compensation expense from issuance of stock                                  470                   --
      Changes in assets and liabilities:
        Accounts receivable                                                      1,550                  297
        Inventories                                                               (615)                  34
        Prepaid expenses and other current assets                                 (484)               2,644
        Accounts payable                                                        (1,797)             (1,886)
        Accrued expenses and other liabilities                                  (1,899)              14,754
                                                                        --------------       --------------

          Net cash provided by (used in) operating activities                   (1,518)              18,872
                                                                        --------------       --------------

Cash flows from investing activities:
  Acquisition of property, plant and equipment                                 (3,377)
                                                                                                    (2,589)
  Proceeds from disposal for property, plant and equipment                       1,103                   --
                                                                        --------------       --------------

          Net cash used in investing activities                                   (2,274)           (2,589)
                                                                        --------------       --------------

Cash flows from financing activities:
  Proceeds from issuance of debt                                                    355            470,481
  Proceeds from issuance of preferred stock                                    --                  113,485
  Proceeds from issuance of common stock                                       --                   50,000
  Repayment of debt                                                               (870)           (170,537)
  Deferred debt costs                                                            (717)              (9,627)
  Advances and withdrawals with former parent prior to
      recapitalization, net                                                    --                   (5,887)
  Repurchase of common stock                                                   --                 (453,000)
                                                                        --------------       --------------

        Net cash used in financing activities                                  (1,232)              (5,085)
                                                                        --------------       --------------

Net increase (decrease) in cash and cash equivalents                           (5,024)               11,198
Cash and cash equivalents at beginning of period                               13,146                    --
                                                                        --------------       --------------

Cash and cash equivalents at end of period                               $       8,122               11,198
                                                                        ==============       ==============

Supplemental disclosures of cash flow information:
  Cash paid during the periods for:
      Interest                                                          $       12,800                5,576
      Income taxes                                                             --                        65
  Noncash investing and financing activities:
      Deferred tax assets from recapitalization                                --                   112,906
      Preferred stock dividend                                                   6,841                5,832
      Deferred tax liabilities eliminated in recapitalization                  --                    18,662
      Issuance of common stock                                                     117               44,679
      Issuance of preferred stock                                                  317              100,636


  The notes to consolidated financial statements are an integral part of these consolidated financial statements.

                             NEW WORLD PASTA COMPANY
            CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)
                      for the Six Months Ended July 2, 2000
                        (in thousands, except share data)
                                   (unaudited)

                                                      Additional
                                  Common Stock         Paid-in    Accumulated
                               Shares       Amount     Capital     Deficit           Total
                               ------       ------     -------     -------           -----
Balance at January 1, 2000    5,000,000     $     50    162,901     (298,483)        (135,532)

Net loss                         --           --          --          (3,765)          (3,765)

Preferred stock dividend         --           --         (6,841)          --          (6,841)
                              ---------     --------    -------      -------        ---------
Balance at July 2, 2000       5,000,000     $     50    156,060     (302,248)        (146,138)
                              =========     ========   ========     ========        =========

  The notes to consolidated financial statements are an integral part of these consolidated financial statements.

NEW WORLD PASTA COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.   Basis of Presentation

     The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the instructions to Form 10-Q and
Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the quarter and six months ended July 2, 2000 are not necessarily indicative of the results that may be expected for the year ending December 31, 2000. These financial statements should be read in conjunction with management's discussion and analysis of financial condition and results of operations included in Item 2. In addition, for further disclosures, see the audited financial statements and the footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1999.

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

3.   Inventories

     New World Pasta values much of the raw material components of its inventories under the last-in, first-out (LIFO) method and the remaining inventories at the lower of first-in, first-out (FIFO) cost or market. Inventories valued using the LIFO method totaled $7.2 million as of July 2, 2000 and December 31, 1999. All inventories were stated at amounts that did not exceed realizable values. Total inventories were as follows:

                                   July 2,              December 31,
                                    2000                    1999
                                ------------            -----------
                                           (in thousands)
Raw materials................  $       4,016                  4,539
Work in process..............            208                    250
Finished goods...............         16,829                 14,483
                                ------------            -----------
Inventories at FIFO.........          21,053                 19,272
Adjustments to LIFO.........            (425)                   596
                                ------------            -----------

     Total inventories........  $     20,628                 19,868
                                ============            ===========

4.   Amendment to Credit Facility

     The Company entered into an amendment and waiver to its senior credit facility (as amended, the "Credit Facility") effective as of May 10, 2000, pursuant to which, among other things: (i) the lenders thereunder waived compliance by the Company with certain financial covenants contained thereunder with respect to the quarter ended April 2, 2000; (ii) certain financial covenants contained therein were revised or eliminated for all periods ending on or before December 31, 2002; (iii) the revolving credit portion of the Credit Facility was reduced to $20 million; and (iv) the interest rates on the Credit Facility were increased.

5.   Cost of Restructuring

     In the second quarter of 1999, the Company recorded a restructuring charge of $2.7 million. The restructuring involved closure of the Kansas City, Kansas plant, which was a dedicated facility for industrial business. The major industrial customer serviced by this facility did not renew its contract, resulting in the decision to close the facility. The closing of the plant was announced May 20, 1999, and the plant ceased operations on August 20, 1999, when 61 of the 62 personnel employed at the facility were displaced. The building had a book value of approximately $851,000 and was sold on April 3, 2000 for approximately $1.1 million resulting in a gain of approximately $251,000.

     Included in the restructuring charge is a non-cash charge of approximately $1.6 million for impairment of equipment and accruals for cash charges for approximately $1.1 million as follows:


                                     Original                                                Balance as of
                                     Balance           Utilized            Reversal          July 2, 2000
                                  ---------------    --------------      -------------    --------------------
                                                                 (in thousands)
Severance and other employee
related costs                    $       600               600                --                    0
Other facility exit costs                500               432                68                    0
                                  ---------------    ---------------     -------------      ------------------

      Total costs                 $    1,100             1,032                68                    0
                                  ===============    ===============     =============      ==================

     In the second quarter of 2000, the Company recorded a restructuring charge of $650,000 to recognize the reorganization of its workforce. The reorganization resulted in the termination of 139 employees from various functional areas across the Company. The reserve was established to record the severance and outplacement costs for the terminated employees. None of the established reserve has been utilized as of July 2, 2000. Management expects payments of separation costs prior to the end of 2000.

6.   Stock-Based Compensation

     On February 28, 2000, New World Pasta finalized an employment agreement with John Denton for the position of Chairman of the Board and Chief Executive Officer. As a provision of that agreement, Mr. Denton received 29,286 shares of common stock and 792 shares of preferred stock. Of those shares, 11,714 shares of common stock and 317 shares of preferred stock are restricted. The forfeiture restrictions on these shares lapse over 4 years, in amounts of 2,929 shares of common stock and 80 shares of preferred stock annually. In addition, tax withholding on the value of shares to be received was satisfied through a reduction in the issuance of unrestricted shares. As a result, 17,572 common shares and 41 preferred shares were not issued in connection with the agreement.

     Compensation expense was recognized upon the date of grant for the unrestricted shares based on the estimated fair market value of each share and amounted to approximately $651,000. Unearned compensation was recorded upon the date of grant for the restricted shares based on the estimated fair market value of each share and amounted to approximately $434,000. Compensation expense is charged to earnings on a straight-line basis over the four-year restriction period. In addition, the employment agreement has a provision which requires the repurchase of shares by the Company at those values should Mr. Denton's employment be terminated due to a number of reasons.

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


                                         (unaudited)                             (unaudited)
                                     Three Months Ended                       Six Months Ended
                              July 2, 2000       July 4, 1999         July 2, 2000         July 4, 1999
                              ------------       ------------         ------------         ------------

Net Sales.................    $    59,982       $      69,348        $     128,102        $     147,171
Gross Profit..............         30,397              36,974               65,832               79,272
Operating income..........          2,368               7,011                6,593               15,280
Net income................          3,909               7,243                8,373               15,512
Current assets............         55,460              56,576               55,460               56,576
Non-current assets........        204,629             224,103              204,629              224,103
Current liabilities.......         25,847              27,492               25,847               27,492
Non-current liabilities...          8,165               9,581                8,165                9,581

     These Subsidiaries have, jointly and severally, fully and unconditionally guaranteed the obligations of the Company with respect to the Company's 9 1/4% Senior Subordinated Notes due 2009 (the "Notes"). The covenants of the Notes and the Credit Facility do not restrict the ability of the Subsidiaries to make cash distributions to the Company.

     The summarized financial information for the Subsidiaries has been prepared from the books and records of the Company. The summarized financial information may not necessarily be indicative of the results of operations or financial position had the Subsidiaries operated as independent entities.

PART I. - FINANCIAL INFORMATION

ITEM 2. - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements

     The discussion set forth below, as well as other portions of this quarterly report, and other reports and statements filed by the Company from time-to-time with the Securities and Exchange Commission contain, or may contain, statements concerning potential future events. Such forward-looking statements are based upon the beliefs of, and the information currently available to the Company's management, as well as estimates and assumptions made by the Company's management, including assumptions about uncertainties and risks. Readers can identify these forward-looking statements by the use of such verbs as "expects", "anticipates", "believes", "estimates", "intends", "plans" or similar verbs or conjugations of such verbs. If circumstances arise, the Company's actual results could materially differ from those anticipated by such forward-looking statements. The differences could be caused by a number of factors or a combination of these factors. The Company currently believes that the most important of these factors are the Company's high degree of leverage, a potential increase in the costs of durum/semolina, the intense levels of competition in the pasta industry and the risks associated with the Company's revised sales and marketing initiatives. Other important factors include the following:

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

     On a combined basis, these brands give us a market share of approximately 26%, which is about 45% greater than our closest competitor. Our noodle products have the largest market share in the United States with a 19% share of the retail egg noodle market. These noodle products include LIGHT `N FLUFFY, AMERICAN BEAUTY, SKINNER, MRS. WEISS', P&R, IDEAL and SAN GIORGIO.

     Our executive offices are located at 85 Shannon Road, Harrisburg, Pennsylvania 17112 and our telephone number is (717) 526-2200.

Results of Operations

Three Months Ended July 2, 2000 Compared With Three Months Ended July 4, 1999
-----------------------------------------------------------------------------

     Net Sales
     ---------

     Net sales decreased by $12.1 million, or 14.3% for the second quarter ended July 2, 2000 compared to the second quarter ended July 4, 1999. The decrease was the result of both price and volume factors which were similar to those experienced in the first quarter of 2000. The major price factor impacting sales was a net price decline affecting the Company's branded products taken during 1999 as a component of the Company's new marketing strategy. Unit volume was impacted by several factors. These included a decline in consumers' consumption of dry pasta during the quarter, the loss of the General Mills co-pack business in the third quarter of 1999, significant competitive pressures within the dry pasta category and lower effectiveness of promotional activities.

     Cost of Sales
     -------------
     Cost of sales decreased by $5.4 million or 11.7% from the second quarter of 1999, primarily due to net sales reduction in the quarter. Other factors contributing to the reduction in cost of sales include certain flexible packaging prices that were more favorable than those in 1999 and a reduction in depreciation expense due to the closure of the Kansas City plant. Factors impacting cost of sales negatively included an increase in warehousing costs due to the implementation of a new pallet management program as well as an increase in durum/semolina costs. Management expects durum/semolina costs to decline over the balance of the year.

     Gross profit decreased by $6.7 million, with the decrease in net sales being only partially offset by cost of sales reductions. Gross margin of $31.6 million was 43.7% of net sales for the second quarter of 2000 compared to $38.3 million, or 45.3% of net sales for the second quarter of 1999.

     Selling and Marketing Expenses
     ------------------------------

     Selling and marketing expenses for the second quarter of 2000 decreased by $1.8 million or 6.8% from the second quarter of 1999. This reduction was the result of reductions in volume-sensitive broker and sales incentives, decreased trade promotion expenses, lower advertising expenditures and decreased consumer promotion expenditures.

     General and Administrative Expenses
     -----------------------------------

     General and administrative expenses for the second quarter were slightly lower in 2000 than for the same period in 1999. Increased executive compensation costs due to the management transition were more than offset by the absence of start-up costs during the period.

     Recapitalization Transaction Expenses
     -------------------------------------

     The prior year amounts reflect the costs incurred to transition to an independent operating company.

     Cost of Restructuring
     ---------------------

     The $582,000 restructuring cost includes the current period restructuring costs of $650,000 offset by the reversal of the unused portion ($68,000) of the $2.7 million restructuring reserve established in the second quarter of 1999. The current period charge was established to cover the cost of a reorganization plan executed on June 29, 2000. The reorganization was undertaken to align the sales, marketing, administrative and manufacturing functions of the Company with revised sales and marketing strategies implemented by the new executive management and resulted in the termination of 139 employees from various functional areas across the Company. This reorganization should reduce the overall cost structure of the Company in future periods.

     Gain on Sale of Closed Facility
     -------------------------------

     A $251,000 gain was recognized on the sale of the Kansas City plant which included the land, building and building improvements associated with this property.

     Income from Operations
     ----------------------

     Income from operations for the second quarter ended July 2, 2000 was $3.1 million, a decrease of $1.4 million or 31.5% compared to the second quarter ended July 4, 1999. The decrease was due to decreased net sales offset partially by decreased cost of sales, and decreased selling and marketing expenses, a decrease in costs of restructuring, a decrease in general and administrative expenses and the absence of recapitalization transaction expenses.

     Interest Expense
     ----------------

     Interest expense of $7.3 million represents interest on the Notes and the Term Loan and deferred debt cost amortization. Interest expense was offset partially by interest income on bank deposits. The increase in interest expense from the second quarter of 1999 of $306,000 or 4.4% is the result of the interest rate increase related to the recent amendment of the Credit Facility.

     Income Taxes
     ------------

     The income tax benefit of $1.5 million for the second quarter ended July 2, 2000 reflects the anticipated tax benefit of applying the estimated annual effective tax rate for the year to the loss before income taxes. The prior year second quarter tax benefit of $1.8 million reflected the tax benefit expected from the Company's estimated loss, adjusted for the tax effect from transaction expenses incurred as part of the recapitalization effected in January 1999 that may not be deductible.

     Net Loss
     --------

     The Company reported a net loss of $2.7 million for the second quarter of 2000 compared to a $691,000 net loss in the second quarter of 1999. The increase in the reported loss was due to the decrease in net sales, an increase in net interest expense and a decrease in income tax benefit, offset partially by a decrease in the cost of sales, a decrease in the costs of restructuring, a decrease in selling and marketing expenses, a decrease in general and administrative expense and the absence of recapitalization transaction expenses.

     Dividends on Preferred Stock
     ----------------------------

     Dividends on preferred stock are reflective of the dividends on the mandatorily redeemable cumulative preferred stock of 12% recognized on the balance sheet date.


Results of Operations

Six Months Ended July 2, 2000 Compared With Six Months Ended July 4, 1999
-------------------------------------------------------------------------

     Net Sales
     ---------

     Net sales decreased by $26.4 million, or 14.6% for the six months ended July 2, 2000 compared to the six months ended July 4, 1999. The decrease was the result of both price and volume factors. The pricing impact was the result of a net price decline on certain of the Company's branded products taken during 1999 as a component of the Company's new marketing strategy. Unit volume was impacted by a decline in consumers' consumption of dry pasta during the period, the loss of the General Mills co-pack business in the third quarter of 1999, significant competitive pressures within the dry pasta category and lower effectiveness of promotional activities.

     Cost of Sales
     -------------

     Cost of sales for the six months ended July 2, 2000 decreased by $12.0 million or 12.2% from the six months ended July 4, 1999, primarily due to the volume decline experienced during the period. Raw material prices, particularly durum/semolina costs, had an unfavorable impact on cost of sales. We expect durum/semolina costs to decline over the balance of the year. Packaging material prices were more favorable for the period than those in the first six months of 1999 due to flexible packaging savings, which was partially offset by increases in the cost of cartons and cases. Freight costs decreased by 2.6% due to decreased volume partially offset by higher rates, while warehousing costs increased principally because of the implementation of a new pallet management program. Depreciation expense decreased for the current period as compared to the same period in 1999, due to the asset base reductions associated with the Kansas City plant closing.

     Gross profit decreased by $14.4 million, with the decrease in net sales being only partially offset by the reduction in cost of sales. Gross margin of $68.6 million was 44.4% of net sales for the first six months of 2000 compared to $83.0 million, or 45.9% of net sales for the first six months of 1999.

     Selling and Marketing Expenses
     ------------------------------

     Selling and marketing expenses for the first six months of 2000 decreased by $5.8 million or 10.0% from the first six months of 1999. This decrease was due primarily to reductions in volume-sensitive broker and sales incentives and reduced trade promotions and advertising expenses. Offsetting this decrease slightly were higher consumer promotion costs, and other marketing costs, primarily marketing research and packaging changes.

     General and Administrative Expenses
     -----------------------------------

     General and administrative expenses for the current period increased by $1.0 million or 15.2% from the first six months of 1999, primarily due to incremental executive compensation costs incurred in the first quarter management transition. Information technology costs and costs for continuing professional services were also greater during the first six months of 2000 compared to the same period in 1999.

     Recapitalization Transaction Expenses
     -------------------------------------

     The prior year amounts reflect the costs incurred to transition to an independent operating company.

     Cost of Restructuring
     ---------------------

     The $582,000 restructuring cost includes the current period restructuring costs of $650,000 offset by the reversal of the unused portion ($68,000) of the $2.7 million restructuring reserve established in the second quarter of 1999. The current period charge was established to cover the cost of a reorganization plan executed on June 29, 2000. The reorganization was undertaken to align the sales, marketing, administrative and manufacturing functions of the Company with revised sales and marketing strategies implemented by the new executive management and resulted in the termination of 139 employees from various functional areas across the Company. This reorganization should reduce the overall cost structure of the Company in future periods.

      Gain on Sale of Closed Facility
      -------------------------------

      A $251,000 gain was recognized on the sale of the Kansas City plant that included the land, building and building improvements associated with this property.

     Income from Operations
     ----------------------

     Income from operations for the six months ended July 2, 2000 was $8.3 million, an increase of $636,000 or 8.9% compared to the six months ended July 4, 1999. The increase was due to the absence of recapitalization transaction expenses incurred in the first six months of 1999, as well as decreased cost of sales, decreased selling and marketing expenses, and decreased costs of restructuring offset partially by decreased net sales and increased general and administrative expenses.

     Interest Expense
     ----------------

     Interest expense of $14.2 million included interest on the Notes and the Term Loan as well as deferred debt cost amortization. These interest costs were offset partially by interest income on bank deposits. The increase in interest expense from the first six months of 1999 of $1.8 million or 14.6% is the result of the interest rate increase related to the recent amendment to the Credit Facility and six months of expense included in 2000 versus only five months in 1999.

     Income Taxes
     ------------

     The income tax benefit of $2.1 million for the six-month period ended July 2, 2000 reflects the anticipated tax benefit of applying the estimated annual effective tax rate for the year to the loss before income taxes. The prior year first six months benefit of $636,000 reflected the tax benefit expected from the Company's expected loss, adjusted for the tax effect from non-recurring transaction expenses incurred as part of the recapitalization effected January 1999 that may not be deductible.

     Net Loss
     --------

     The Company reported a net loss of $3.8 million for the first six months of 2000 compared to a net loss of $4.1 million in the first six months of 1999. The decrease in the reported loss was due to the absence of recapitalization transaction expenses incurred in the first six months of 1999, a decrease in the cost of sales, a decrease in selling and marketing expenses and a decrease in costs of restructuring offset by the impact of the decreased net sales, and an increase in general and administrative expenses.

     Dividends on Preferred Stock
     ----------------------------

     Dividends on preferred stock are reflective of the dividends on the mandatorily redeemable cumulative preferred stock of 12% recognized on the balance sheet date. The additional month of accrual in 2000 is the reason for the increase from the comparable period in 1999.

Liquidity and Capital Resources

     The Company's primary sources of liquidity are cash provided by operations and borrowings under its Credit Facility. Cash and cash equivalents totaled $8.1 million at July 2, 2000 and $13.1 million as of December 31, 1999; working capital was $18.9 million as of July 2, 2000 compared to $21.5 million as of December 31, 1999. The current ratio was 1.52 at July 2, 2000 compared to 1.55 at December 31, 1999.

     The Company's net cash used in operating activities was $1.5 million for the six months ended July 2, 2000 compared to net cash provided by operations of $18.9 million for the six months ended July 4, 1999. This decrease was due to a decrease in accrued expenses and other liabilities, a decrease in accounts payable, an increase in inventories, an increase in prepaid expenses and other current assets, and an increase in deferred taxes offset partially by a decrease in accounts receivable.

     Net cash used in investing activities totaled $2.3 million for the six months ended July 2, 2000, versus $2.6 million for the six months ended July 4, 1999.

     Net cash used in financing activities for 2000 reflects the financing of a portion of the Company's insurance premiums for 2000, the mandatory debt repayments in the period and capitalization of certain costs associated with amending the Credit Facility. Net cash used in financing activities for the six months ended July 4, 1999 reflects the payment of debt proceeds received in conjunction with the recapitalization, the issuance of debt ($470.4 million), the net proceeds from issuance of the preferred stock ($113.5 million) and the issuance of common stock ($50.0 million), offset primarily by the repurchase of common stock ($453.0 million) and the repayment of debt ($170.5 million).

     The covenants of the Notes and the Credit Facility do not restrict the ability of the Subsidiaries to make cash distributions to the Company.

     The Company entered into an amendment and waiver to its Credit Facility effective as of May 10, 2000, pursuant to which, among other things: (i) the lenders thereunder waived compliance by the Company with certain financial covenants contained thereunder with respect to the quarter ended April 2, 2000;
(ii) certain financial covenants contained therein were amended for all periods ending on or before December 31, 2002; and (iii) the interest rates on the Credit Facility were increased. The Company believes that cash generated from operations, together with availability under the amended Credit Facility, which includes a $20 million revolving loan commitment, will be sufficient to meet its liquidity needs for the foreseeable future. As of August 15, 2000, the Company had $20 million of availability under the revolving credit portion of the Credit Facility.


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

    Furthermore, the derivative instrument must meet specific criteria or the change in its fair value must be recognized in earnings in the period of change. To achieve hedge accounting treatment the derivative instrument needs to be part of a well-documented hedging strategy that describes the exposure to be hedged, the objective of the hedge and a measurable definition of its effectiveness in hedging the exposure. In June 1999, the FASB issued SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of SFAS No. 133." SFAS No. 137 delays the Standard's effective date to the beginning of the first quarter of the fiscal year beginning after June 15, 2000. In June 2000, the FASB issued Statement of Financial Accounting Standards (SFAS) No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities." This statement further clarified elements of SFAS No. 133. Adoption of these standards is not expected to have a material effect on the Company's financial statements.

    Additional pronouncements which may have future impact on the Company's financial statements are Emerging Issues Task Force (EITF) 00-14 and SEC Staff Accounting Bulletin Nos. 101 and 101A. EITF No. 00-14 gives guidance on "Accounting for Certain Sales Incentives" while SEC Staff Accounting Bulletins 101 and 101A address "Revenue Recognition in Financial Statements." We are currently reviewing the impact these pronouncements will have on future financial statement presentation.

    Also, FASB Interpretation No. 44, which addresses "Accounting for Certain Transactions Involving Stock Compensation", is effective July 1, 2000, with the effects of the interpretation applied on a prospective basis from July 1, 2000. The effects of this interpretation are immaterial to the financial statement presentation.

PART I. - FINANCIAL INFORMATION

ITEM 3. - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     New World Pasta is subject to market risk associated with some commodity prices and changes in interest rates. To manage the risk of fluctuations in interest rates, New World Pasta's borrowings are a mix of fixed and floating rate obligations. This includes the $160.0 million of Notes that bear interest at a 9.25% fixed rate and are due 2009. New World Pasta's $132.3 million Term Loan bears interest at a floating rate. In May 1999, New World Pasta entered into an interest rate swap agreement that converts $50 million of this floating interest rate debt to a fixed rate. The interest rate under the interest rate swap agreement is approximately 8.9%, and expires June 2, 2002. The carrying amount of New World Pasta's debt obligations approximates the fair value of similar debt instruments of comparable maturity, and the interest rate market risk is currently not considered significant.

    Since the majority of the commodity purchasing for the Company is now done by Miller Milling Company pursuant to a procurement agreement entered into in January 1999, the Company does not currently have, and does not expect to enter into, any derivative instruments to manage commodity price risks.

PART II - OTHER INFORMATION

     ITEM 1. LEGAL PROCEEDINGS

        Not  Applicable

     ITEM 2. CHANGES IN SECURITIES

        Not  Applicable

     ITEM 3. DEFAULTS UPON SENIOR SECURITIES

        Not  Applicable


     ITEM 4. SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS

         Pursuant to Section 228(d) of the Delaware General Corporation Law, New World Pasta LLC, the recordholder of 4,167,869 shares (or approximately 83.4%) of the Company's issued and outstanding common stock, approved the following by written consents on April 17, 2000 and June 21, 2000, respectively: (1) an increase in the number of stock options available for issuance under the Company's 1999 Stock Option Plan from 910,166 to 1,057,232; and (2) an amendment to the Company's amended and restated Certificate of Incorporation to reduce the number of shares of common stock authorized to be issued from 35,900,000 to 7,500,000.

     ITEM 5. OTHER INFORMATION

          None

     ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

         a) Exhibits:

            3.9 Amendment to the Amended and Restated Certificate of Incorporation of New World Pasta Company, as filed with the Secretary of State of the State of Delaware on June 28, 2000.

            10.26 Amendment No. 1 to Credit Agreement, dated as of January 28, 1999, among New World Pasta Company, the various institutions party thereto (the "Lenders"), certain financial institutions as the Co-Agents for the Lenders, Morgan Stanley Senior Funding, Inc., as Syndication Agent, and The Bank of Nova Scotia, as Lead Arranger and as Administrative Agent for the Lenders.

            10.27 Employment Agreement dated April 24, 2000, between New World Pasta and Angelo Fraggos.

            10.28 Employment Agreement dated May 8, 2000, between New World Pasta and Wayne Robison.

            27           Financial Data Schedule

         b) Form 8-Ks:

           Not Applicable

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


     Signatures:

                                                    NEW WORLD PASTA COMPANY

       Date:          August 14, 2000               /s/    Wayne Robison
                                                    ----------------------------
                                                    Wayne Robison
                                                    Vice President, Finance and
                                                    Chief Financial Officer

       Date:          August 14, 2000               /s/    Thomas P. Boran
                                                    ----------------------------
                                                    Thomas P. Boran
                                                    Chief Accounting Officer