Form 10-Q
period 2000-10-01
NEW WORLD PASTA CO
filed 2000-11-14
CIK 1081878

                                  United States
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549
                                    Form 10-Q

           X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
           -              SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended October 1, 2000

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

                                       YES     X           NO
                                             -----             -----
As of October 1, 2000, the registrant had 5,011,714 shares of common stock outstanding, par value $.01, and 114,236 shares of preferred stock outstanding.

                             NEW WORLD PASTA COMPANY
                               INDEX TO FORM 10-Q



PART I.  Financial Information                                             Page

         Item 1.  Financial Statements

           Consolidated Balance Sheets as of October 1, 2000
           (unaudited) and December 31, 1999                                 1

           Consolidated Statements of Operations (unaudited) for
           the Three Months and Nine Months Ended October 1,
           2000 and October 3, 1999                                          2

           Consolidated Statements of Cash Flows (unaudited) for
           the Nine Months Ended October 1, 2000 and October 3,
           1999                                                              3

           Consolidated Statement of Stockholders' Equity (Deficit)
           (unaudited) for the Nine Months Ended October 1, 2000             4

           Notes to Consolidated Financial Statements                        5

         Item 2.  Management's Discussion and Analysis
                  of Financial Condition and Results of Operations           9

         Item 3.  Quantitative and Qualitative Disclosures about
                  Market Risk                                               16

PART II. Other Information

         Item 1.   Legal Proceedings                                        16

         Item 2.   Changes in Securities                                    16

         Item 3.   Defaults upon Senior Securities                          16

         Item 4.   Submission of Matters to Vote of Security Holders        16

         Item 5.   Other Information                                        16

         Item 6.   Exhibits and Reports on Form 8-K                         16

PART I -   Financial Information
ITEM 1 -   Financial Statements

                             NEW WORLD PASTA COMPANY
                           CONSOLIDATED BALANCE SHEETS
                   As of October 1, 2000 and December 31, 1999
                       (in thousands, except share data)

                                                                          (unaudited)
                                                                           October 1,         December 31,
                                                                              2000                1999
                                                                          ------------       --------------
ASSETS
     Current assets:
          Cash and cash equivalents                                      $      4,625               13,146
          Trade and other receivables, net                                     19,965               17,651
          Inventories, net                                                     18,629               19,868
          Prepaid expenses and other current assets                             1,967                1,391
          Deferred income taxes                                                 9,802                8,786
                                                                          ------------       --------------
          Total current assets                                                 54,988               60,842

     Property, plant and equipment, net                                        94,363               99,200
     Deferred income taxes                                                     96,754               95,667
     Intangible assets, net                                                    62,729               64,571
     Deferred debt costs, net                                                   8,306                8,535
                                                                          ------------       --------------
Total assets                                                               $  317,140              328,815
                                                                          ============       ==============

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
     Current liabilities:
          Current portion of long-term debt                              $      1,320                1,340
          Loan payable                                                             35                   --
          Accounts payable:
              Trade                                                             8,889                8,133
              Related party                                                     2,991                1,666
          Accrued other expenses                                               21,467               28,155
                                                                          ------------       --------------

          Total current liabilities                                            34,702               39,294
     Long-term debt, less current maturities                                  288,700              291,655
     Employee benefit liabilities                                               6,441                7,302
                                                                          ------------       --------------
     Total liabilities                                                        329,843              338,251
                                                                          ------------       --------------
     Mandatorily redeemable 12% cumulative preferred stock, $.01 par value; $1,000 liquidation preference value; 115,000 shares authorized; 114,236 and 113,485 shares issued and outstanding
         as of October 1, 2000 and December 31, 1999, respectively            137,115              126,096
     Mandatorily redeemable common stock, $.01 par value; $10 liquidation value; 11,714 and 0 shares issued and outstanding
          as of October 1, 2000 and December 31, 1999, respectively               117                   --
     Unearned compensation                                                       (371)                  --
                                                                          ------------       --------------
                                                                              136,861              126,096
                                                                          ------------       --------------
Stockholders' equity (deficit):
        Common stock, $.01 par value; 7,500,000 and 35,900,000 shares authorized as of October 1, 2000 and December 31, 1999,
           respectively; 5,000,000 shares issued and outstanding as of
           October 1, 2000 and December 31, 1999                                   50                   50
        Additional paid-in capital                                            152,633              162,901
        Accumulated deficit                                                  (302,247)            (298,483)
                                                                          ------------       --------------
      Total stockholders' equity (deficit)                                   (149,564)            (135,532)
                                                                          ------------       --------------
Total liabilities and stockholders' equity (deficit)                       $  317,140              328,815
                                                                          ============       ==============


The notes to consolidated financial statements are an integral part of these consolidated financial statements.

                             NEW WORLD PASTA COMPANY
                      CONSOLIDATED STATEMENTS OF OPERATIONS
            For the Three and Nine Months Ended October 1, 2000 and
                        October 3, 1999 (in thousands)


                                                              (unaudited)                         (unaudited)
                                                           Three Months Ended                  Nine Months Ended
                                                    Oct. 1, 2000      Oct. 3, 1999       Oct. 1, 2000     Oct. 3, 1999
                                                    ------------      ------------       ------------     ------------
Net sales                                             $   75,138           86,956           229,585            267,758
Cost of sales                                             42,064           45,491           127,928            143,335
                                                   ---------------- ------------------ ----------------- ----------------

Gross profit                                              33,074           41,465           101,657            124,423
Selling and marketing expenses                            22,574           26,955            74,952             85,147
General and administrative expenses                        3,055            4,288            10,613             10,928
Recapitalization transaction expenses                         --              217                --              7,964
Cost of restructuring, net                                    --               --               582              2,700
Gain on sale of closed facility                               --               --              (251)                --
                                                   ---------------- ------------------ ----------------- ----------------

Income from operations                                     7,445           10,005            15,761             17,684
Interest expense, net                                      7,405            7,052            21,628             19,463
                                                   ---------------- ------------------ ----------------- ----------------

Income (loss) before income taxes                             40            2,953            (5,867)            (1,779)
Income tax expense (benefit)                                  39            1,441            (2,103)               805
                                                   ---------------- ------------------ ----------------- ----------------

Net income (loss)                                              1            1,512            (3,764)            (2,584)

Dividends on preferred stock                               3,427            3,405            10,268              9,237
                                                   ---------------- ------------------ ----------------- ----------------

Net loss attributable to common stock                $    (3,426)          (1,893)          (14,032)           (11,821)
                                                   ================ ================== ================= ================

The notes to consolidated financial statements are an integral part of these consolidated financial statements.

                             NEW WORLD PASTA COMPANY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
          for the Nine Months Ended October 1, 2000 and October 3, 1999
                                 (in thousands)

                                                                                       (unaudited)
                                                                         October 1, 2000          October 3, 1999
                                                                         ---------------          ---------------
Cash flows from operating activities:
  Net loss                                                                $    (3,764)             $    (2,584)

  Adjustment to reconcile net income (loss) to net cash provided by
    (used in) operating activities:
      Depreciation and amortization                                            11,194                   11,573
      (Gain) loss from disposal of property, plant and equipment                 (205)                      42
      Deferred income taxes                                                    (2,103)                     805
      Compensation expense from issuance of stock                                 497                       --
      Changes in assets and liabilities:
        Trade and other receivables                                            (2,314)                  (5,902)
        Inventories                                                             1,194                      140
        Prepaid expenses and other current assets                                (576)                   2,998
        Accounts payable                                                        2,081                    2,085
        Accrued expenses and other liabilities                                 (7,549)                  13,710
                                                                        ------------------       ------------------

          Net cash provided by (used in) operating activities                  (1,545)                  22,867
                                                                        ------------------       ------------------

Cash flows from investing activities:
  Acquisition of property, plant and equipment                                 (4,422)                  (3,108)
  Proceeds from disposal for property, plant and equipment                      1,103                       --
                                                                        ------------------       ------------------

          Net cash used in investing activities                                (3,319)                  (3,108)
                                                                        ------------------       ------------------

Cash flows from financing activities:
  Proceeds from issuance of debt                                                  355                  470,481
  Proceeds from issuance of preferred stock                                        --                  113,485
  Proceeds from issuance of common stock                                           --                   50,000
  Repayment of debt                                                            (3,295)                (171,035)
  Deferred debt costs                                                            (717)                  (9,627)
  Advances and withdrawals with former parent prior to
      recapitalization, net                                                        --                   (5,887)
  Repurchase of common stock                                                       --                 (460,000)
                                                                        ------------------       ------------------

        Net cash used in financing activities                                  (3,657)                 (12,583)
                                                                        ------------------       ------------------

Net increase (decrease) in cash and cash equivalents                           (8,521)                   7,176
Cash and cash equivalents at beginning of period                               13,146                       --
                                                                        ------------------       ------------------

Cash and cash equivalents at end of period                                $     4,625             $      7,176
                                                                        ==================       ==================

Supplemental disclosures of cash flow information: Cash paid during the periods for:
      Interest, net                                                       $    24,813              $    13,692
      Income taxes                                                                 --                       65
  Noncash investing and financing activities:
      Deferred tax assets from recapitalization                           $        --              $   106,900
      Preferred stock dividend                                                 10,268                    9,237
      Deferred tax liabilities                                                     --                   18,662
      Issuance of common stock                                                    117                   44,679
      Issuance of preferred stock                                                 317                  100,636



The notes to consolidated financial statements are an integral part of these consolidated financial statements.

                            NEW WORLD PASTA COMPANY
           CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)
                   for the Nine Months Ended October 1, 2000
                       (in thousands, except share data)
                                  (unaudited)

                                                                                Additional
                                                      Common Stock               Paid-in        Accumulated
                                                Shares           Amount          Capital          Deficit           Total
                                                ------           ------          -------          -------           -----
Balance at January 1, 2000                     5,000,000         $   50          162,901         (298,483)        (135,532)

Net loss                                              --             --               --           (3,764)          (3,764)

Preferred stock dividend                              --             --          (10,268)              --          (10,268)
                                           ---------------     ----------     -----------     ----------------  -------------

Balance at October 1, 2000                     5,000,000         $   50        $ 152,633         (302,247)        (149,564)
                                               =========         ========      =========         =========        =========


The notes to consolidated financial statements are an integral part of these consolidated financial statements.

NEW WORLD PASTA COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.       Basis of Presentation

     The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the instructions to Form 10-Q and
Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the quarter and nine months ended October 1, 2000 are not necessarily indicative of the results that may be expected for the year ending December 31, 2000. These financial statements should be read in conjunction with management's discussion and analysis of financial condition and results of operations included in Item 2. In addition, for further disclosures, see the audited financial statements and the footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1999.

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

3.       Inventories

     New World Pasta values much of the raw material components of its inventories under the last-in, first-out (LIFO) method and the remaining inventories at the lower of first-in, first-out (FIFO), cost or market. Inventories valued using the LIFO method totaled $6.5 million as of October 1, 2000 and $7.2 million as of December 31, 1999. All inventories were stated at amounts that did not exceed realizable values. Total inventories were as follows:

                                   October 1,       December 31,
                                      2000              1999
                                 -------------     ---------------
                                         (in thousands)
Raw materials..................... $     4,248               4,539
Work in process...................         218                 250
Finished goods....................      14,537              14,483
                                  ------------      --------------
Inventories at FIFO...............      19,003              19,272
Adjustments to LIFO...............        (374)                596
                                  ------------      --------------

     Total inventories...........   $   18,629              19,868
                                  ============      ==============

4.       Amendment to Credit Facility

     The Company entered into an amendment and waiver to its senior credit facility (as amended, the "Credit Facility") effective as of May 10, 2000, pursuant to which, among other things: (i) the lenders waived compliance by the Company with certain financial covenants contained thereunder with respect to the quarter ended April 2, 2000; (ii) certain financial covenants contained therein were revised or eliminated for all periods ending on or before December 31, 2002; (iii) the revolving credit portion of the Credit Facility was reduced to $20 million; and (iv) the interest rates on the Credit Facility were increased.

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

     Included in the restructuring charge is a non-cash charge of approximately $1.6 million for impairment of equipment and accruals for cash charges for approximately $1.1 million as follows:


                                     Original                                                 Balance as of
                                     Balance           Utilized            Reversal          October 1, 2000
                                  ---------------    --------------      -------------    ----------------------
                                                                  (in thousands)
 Severance and other
    employee related costs        $      600                600               --                     --
 Other facility exit costs               500                432               68                     --
                                  ---------------    ---------------     -------------         --------------

      Total costs                 $    1,100              1,032               68                     --
                                  ===============    ===============     =============         ==============


     In the second quarter of 2000, the Company recorded a second restructuring charge of $650,000 to recognize the reorganization of its workforce. The reorganization resulted in the termination of 139 employees from various functional areas across the Company. The reserve was established to record the severance and outplacement costs for the terminated employees. As of October 1, 2000, $569,000 of the reserve has been utilized. Management expects payments of separation costs to be completed prior to the end of 2000.

     Included in the restructuring charge for the workforce reorganization is the following:

                                        Original                         Balance as of
                                         Balance       Utilized         October 1, 2000
                                        --------       --------         ---------------
                                                      (in thousands)
Severance and other employee
    related costs                       $    571            528                43
Other reorganization costs                    79             41                38
                                     -------------   ---------------     -------------
                                         $   650            569                81
                                     =============   ===============     =============


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

                                           (unaudited)                                    (unaudited)
                                        Three Months Ended                          Nine Months Ended
                              October 1, 2000       October 3, 1999      October 1, 2000      October 3, 1999
                              ---------------       ---------------      ---------------      ---------------
                                                              (in thousands)
Net Sales.................      $    63,990                71,911               192,092             219,083
Gross Profit..............           32,167                39,505                97,998             118,777
Operating income..........            7,072                 7,971                13,665              23,250
Net income................            6,827                 3,963                15,200              22,502
Current assets............           55,651                67,932                55,651              67,932
Non-current assets........          201,920               209,804               201,920             209,804
Current liabilities.......           27,997                30,970                27,997              30,970
Non-current liabilities...            9,550                 9,581                 9,550               9,581


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

PART I. - FINANCIAL INFORMATION

ITEM 2. - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements

     The discussion set forth below, as well as other portions of this quarterly report, and other reports and statements filed by the Company from time-to-time with the Securities and Exchange Commission contain, or may contain, statements concerning potential future events. Such forward-looking statements are based upon the beliefs of, and the information currently available to, the Company's management, as well as estimates and assumptions made by the Company's management, including assumptions about uncertainties and risks. Readers can identify these forward-looking statements by the use of such verbs as "expects", "anticipates", "believes", "estimates", "intends", "plans" or similar verbs or conjugations of such verbs. If circumstances arise, the Company's actual results could materially differ from those anticipated by such forward-looking statements. The differences could be caused by a number of factors or a combination of these factors. The Company currently believes that the most important of these factors are the Company's high degree of leverage, a potential increase in the costs of durum/semolina, the intense levels of competition in the pasta industry and the risks associated with the Company's revised sales and marketing initiatives. Other important factors include the following:

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

General

     New World Pasta's primary business is the production of dry pasta, which we market and sell under regional brands through supermarkets and foodstores. Three of our four principal brands, RONZONI, SAN GIORGIO and AMERICAN BEAUTY, are among the top six brands in the United States according to Information Resources, Inc. Our fourth largest brand, SKINNER, is a strong brand in the Midwestern and Southwestern markets. We own several other brands including: P&R, IDEAL and MRS. WEISS.

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


Results of Operations

Three Months Ended October 1, 2000 Compared With Three Months
--------------------------------------------------------------
Ended October 3, 1999
---------------------

     Net Sales
     ---------

     Net sales decreased by $11.8 million or 13.6% for the third quarter ended October 1, 2000 compared to the third quarter ended October 3, 1999. The decrease was primarily the result of volume declines which were similar to those experienced in the first six months of 2000. The volume decline was attributable to several factors, including a decline in consumers' consumption of dry pasta during the quarter and the loss of the General Mills co-pack business in the third quarter of 1999. Price reductions taken in late 1999 and early 2000 on certain branded items also had a slightly unfavorable impact on net sales.

     Cost of Sales
     -------------

     Cost of sales decreased by $3.4 million or 7.5% from the third quarter of 1999, primarily due to net sales reduction in the quarter described above. Other factors contributing to the reduction in cost of sales include certain flexible packaging prices that were more favorable than those in 1999, decreased manufacturing costs related to the operational restructuring implemented on June 29, 2000 and the closure of the Kansas City facility in August 1999. Factors impacting cost of sales negatively included an increase in shipping and warehousing costs as well as an increase in durum/semolina costs. Management expects durum/semolina costs to decline over the balance of the year.

     Gross profit decreased by $8.4 million, with the decrease in net sales being only partially offset by cost of sales reductions. Gross margin of $33.1 million was 44.0% of net sales for the third quarter of 2000 compared to $41.5 million, or 47.7% of net sales for the third quarter of 1999.

     Selling and Marketing Expenses
     ------------------------------

     Selling and marketing expenses for the third quarter of 2000 decreased by $4.4 million or 16.3% from the third quarter of 1999. This was the result of reductions in volume-sensitive broker and sales incentives, as well as reduced selling expenses resulting from the restructuring implemented on June 29, 2000. Additionally, trade promotion expenses decreased during the quarter. This shift from trade to consumer spending is the result of a revised marketing strategy implemented by the Company during the third quarter of 2000 and will result in a larger percentage of the Company's marketing and promotion dollars being spent on programs to build consumer interest and brand loyalty as opposed to programs focused at the retail and trade level. The Company will continue to adjust its promotion spending levels during future quarters to further reduce its trade spending levels and increase the level of its consumer promotion spending.

     General and Administrative Expenses
     -----------------------------------

     General and administrative expenses for the third quarter were $1.2 million lower in 2000 than for the same period in 1999. Organizational start-up costs were $831,000 lower than the previous year. In addition, decreased salaries and benefits related to the restructuring implemented June 29, 2000 accounted for a portion of the remaining positive variance in the third quarter of 2000.

       Recapitalization Transaction Expenses
       -------------------------------------

      The prior year amounts reflect the costs incurred to transition to an independent operating company.

     Income from Operations
     ----------------------

     Income from operations for the third quarter ended October 1, 2000 was $7.4 million, a decrease of $2.6 million or 25.6% compared to the third quarter ended October 3, 1999. The decrease was due to decreases in net sales offset partially by decreases in cost of sales, selling and marketing expenses, general and administrative expenses and the absence of recapitalization transaction expenses.

     Interest Expense
     ----------------

     Interest expense of $7.4 million represents interest on the Notes and the term loan portion of the Credit Facility (the "Term Loan") and deferred debt cost amortization. Interest expense was offset partially by interest income on bank deposits. The increase in interest expense from the third quarter of 1999 of $353,000 or 5.0% is the result of the interest rate increase related to the amendment of the Credit Facility in the second quarter of 2000.

     Income Taxes
     ------------

     The income tax expense of $39,000 for the third quarter ended October 1, 2000 reflects the anticipated tax expense that results from applying the estimated annual effective tax rate for the year to income before income taxes, as adjusted for income tax expense (benefit) recognized in prior quarters. The prior year third quarter tax expense of $1.4 million reflected the effective tax rate applied to the Company's quarterly net income before taxes of $3.0 million, as adjusted for the tax effect from transaction expenses incurred as part of the recapitalization effected in January 1999 and income tax expense (benefit) recognized in prior quarters.

     Net Income
     ----------

     The Company reported net income of $1,000 for the third quarter of 2000 compared to $1.5 million for the third quarter of 1999. The decrease in the reported net income was due to the decrease in net sales and an increase in net interest expense offset partially by decreases in the cost of sales, selling and marketing expenses, general and administrative expenses, income tax expenses and the absence of recapitalization transaction expenses during the quarter.

     Dividends on Preferred Stock
     ----------------------------

     Dividends on preferred stock are reflective of the dividends on the mandatorily redeemable cumulative preferred stock of 12% recognized on the balance sheet date.

Results of Operations

Nine Months Ended October 1, 2000 Compared With Nine Months
------------------------------------------------------------
Ended October 3, 1999
---------------------

     Net Sales
     ---------

     Net sales decreased by $38.2 million, or 14.3% for the nine months ended October 1, 2000 compared to the nine months ended October 3, 1999. The decrease was the result of both price and volume factors. The pricing impact was the result of a net price decline on certain of the Company's branded products taken during 1999 and early 2000. Unit volume was impacted by the continuing decline in consumers' consumption of dry pasta that has been experienced over the past several periods, the loss of the General Mills co-pack business in the third quarter of 1999, significant competitive pressures within the dry pasta category and lower effectiveness of promotional activities.

     Cost of Sales
     -------------

     Cost of sales for the nine months ended October 1, 2000 decreased by $15.4 million or 10.8% from the nine months ended October 3, 1999, primarily due to the net sales decline experienced during the period. Raw material prices, particularly durum/semolina costs, had an unfavorable impact on cost of sales. We expect durum/semolina costs to decline over the balance of the year. Packaging material prices were more favorable for the period than those in the first nine months of 1999 due to flexible packaging savings, which was partially offset by increases in the cost of cartons and cases. Freight and warehousing costs increased by 1.3% due to higher freight rates and the implementation of a new pallet management program, both of which were partially offset by the decrease in volume. Depreciation expense decreased for the current period as compared to the same period in 1999, due to the asset base reductions associated with the Kansas City plant closing.

     Gross profit decreased by $22.8 million, with the decrease in net sales being only partially offset by the reduction in cost of sales. Gross margin of $101.7 million was 44.3% of net sales for the first nine months of 2000 compared to $124.4 million, or 46.5% of net sales for the first nine months of 1999.

     Selling and Marketing Expenses
     ------------------------------

     Selling and marketing expenses for the first nine months of 2000 decreased by $10.2 million or 12.0% from the first nine months of 1999. This decrease was due primarily to reductions in volume-sensitive broker and sales incentives and reduced trade promotions, consumer promotions and advertising expenses.

     General and Administrative Expenses
     -----------------------------------

     General and administrative expenses for the current period decreased by $315,000 or 2.9% from the first nine months of 1999, primarily as a result of salary and benefit cost reductions related to the June 29, 2000 restructuring and reduced organizational start-up costs. These decreases were partially offset by incremental executive compensation costs incurred in the first quarter management transition.

     Recapitalization Transaction Expenses
     -------------------------------------

      The prior year amounts reflect the costs incurred to transition to an independent operating company.

     Cost of Restructuring
     ---------------------

     The $582,000 restructuring cost includes the current year restructuring costs of $650,000 offset by the reversal of the unused portion ($68,000) of the $2.7 million restructuring reserve established in the second quarter of 1999 for the Kansas City plant closure. The current year charge was established to cover the cost of the reorganization plan executed on June 29, 2000. This reorganization was undertaken to align the sales, marketing, administrative and manufacturing functions of the Company with the revised strategic direction implemented by the executive management and resulted in the termination of 139 employees from various functional areas across the Company. This reorganization should reduce the overall cost structure of the Company in future periods.

     Gain on Sale of Closed Facility
     -------------------------------

     A $251,000 gain was recognized on the sale of the Kansas City plant that included the land, building and building improvements associated with this property.

     Income from Operations
     ----------------------

     Income from operations for the nine months ended October 1, 2000 was $15.8 million, a decrease of $1.9 million or 10.9% compared to the nine months ended October 3, 1999. The decrease was due to deceased net sales offset only partially by the absence of recapitalization transaction expenses incurred in the first nine months of 1999, as well as decreases in cost of sales, selling and marketing expenses, costs of restructuring, and general and administrative expenses.

     Interest Expense
     ----------------

     Interest expense of $21.6 million included interest on the Notes and the Term Loan as well as deferred debt cost amortization. These interest costs were offset partially by interest income on bank deposits. The increase in interest expense from the first nine months of 1999 of $2.2 million or 11.1% is the result of the interest rate increase related to the recent amendment to the Credit Facility and nine months of expense included in 2000 versus only eight months in 1999.

     Income Taxes
     ------------

     The income tax benefit of $2.1 million for the nine-month period ended October 1, 2000 reflects the anticipated tax benefit that results from applying the estimated annual effective tax rate for the year to the loss before income taxes. The prior year first nine months expense of $805,000 reflected the estimated effective tax rate applied to the loss before taxes, adjusted for the tax effect from non-recurring transaction expenses incurred as part of the recapitalization effected January 1999.

     Net Loss
     --------

     The Company reported a net loss of $3.8 million for the first nine months of 2000 compared to a net loss of $2.6 million in the first nine months of 1999. The increase in the reported loss was due to the impact of reduced net sales and increased interest expense, offset only partially by the absence of recapitalization transaction expenses incurred in the first nine months of 1999, as well as decreases in the cost of sales, selling and marketing expenses, costs of restructuring, general and administrative expenses, and an increase in the income tax benefit for the period.

     Dividends on Preferred Stock
     ----------------------------

     Dividends on preferred stock are reflective of the dividends on the mandatorily redeemable cumulative preferred stock of 12% recognized on the balance sheet date. The additional month of accrual in 2000 is the primary reason for the increase from the comparable period in 1999.

Liquidity and Capital Resources

     The Company's primary sources of liquidity are cash provided by operations and borrowings under its Credit Facility. Cash and cash equivalents totaled $4.6 million at October 1, 2000 and $13.1 million as of December 31, 1999; working capital was $20.3 million as of October 1, 2000 compared to $21.5 million as of December 31, 1999. The current ratio was 1.58 at October 1, 2000 compared to
1.55 at December 31, 1999.

     The Company's net cash used in operating activities was $1.5 million for the nine months ended October 1, 2000 compared to net cash provided by operations of $22.9 million for the nine months ended October 3, 1999. This shift to net cash used was due to a decrease in accrued expenses and other liabilities, an increase in prepaid expenses and other current assets, an increase in deferred taxes and an increase in trade and other receivables, offset partially by a reduction in inventory and an increase in accounts payable.

     Net cash used in investing activities totaled $3.3 million for the nine months ended October 1, 2000, versus $3.1 million for the nine months ended October 3, 1999, as a result of higher capital expenses during the quarter.

     Net cash used in financing activities for 2000 reflects the repayment of a portion of the financing of the Company's insurance premiums for 2000, the mandatory debt repayments as well as a voluntary debt repayment of $2.0 million in the period and capitalization of certain costs associated with amending the Credit Facility. Net cash used in financing activities for the nine months ended October 3, 1999 reflects primarily the payment of debt proceeds received in conjunction with the recapitalization, the issuance of debt ($470.4 million), the net proceeds from issuance of the preferred stock ($113.5 million) and the issuance of common stock ($50.0 million), offset primarily by the repurchase of common stock ($460.0 million) and the repayment of debt ($171.0 million).

     The covenants of the Notes and the Credit Facility do not restrict the ability of the Subsidiaries to make cash distributions to the Company.

     The Company entered into an amendment and waiver to its Credit Facility effective as of May 10, 2000, pursuant to which, among other things: (i) the lenders thereunder waived compliance by the Company with certain financial covenants contained thereunder with respect to the quarter ended April 2, 2000;
(ii) certain financial covenants contained therein were amended for all periods ending on or before December 31, 2002; and (iii) the interest rates on the Credit Facility were increased. The Company believes that cash generated from operations, together with availability under the amended Credit Facility, which includes a $20 million revolving loan commitment, will be sufficient to meet its liquidity needs for the foreseeable future. As of November 13, 2000, the Company had $20 million of availability under the revolving credit portion of the Credit Facility.

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

     Additional pronouncements which may have future impact on the Company's financial statements are Emerging Issues Task Force (EITF) 00-14 and SEC Staff Accounting Bulletin Nos. 101 and 101A. SEC Staff Accounting Bulletins 101 and 101A address "Revenue Recognition in Financial Statements" and the Company is currently in compliance with these bulletins. EITF No. 00-14 gives guidance on "Accounting for Certain Sales Incentives" and we are currently reviewing the impact this pronouncement will have on future financial statement presentation.

 PART I. -      FINANCIAL INFORMATION

 ITEM 3. -      QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     New World Pasta is subject to market risk associated with some commodity prices and changes in interest rates. To manage the risk of fluctuations in interest rates, New World Pasta's borrowings are a mix of fixed and floating rate obligations. This includes the $160.0 million of Notes that bear interest at a 9.25% fixed rate and are due 2009. New World Pasta's $130.0 million Term Loan bears interest at a floating rate. In May 1999, New World Pasta entered into an interest rate swap agreement that converts $50 million of this floating interest rate debt to a fixed rate. The interest rate under the interest rate swap agreement is approximately 8.9%, and expires June 2, 2002. The carrying amount of New World Pasta's debt obligations approximates the fair value of similar debt instruments of comparable maturity, and the interest rate market risk is currently not considered significant.

     Since the majority of the commodity purchasing for the Company is now done by Miller Milling Company pursuant to a procurement agreement entered into in January 1999, the Company does not currently have, and does not expect to enter into, any derivative instruments to manage commodity price risks.

PART II - OTHER INFORMATION

     ITEM 1.  LEGAL PROCEEDINGS

         Not Applicable

     ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

         Not Applicable

     ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

         Not Applicable

     ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         None

     ITEM 5.  OTHER INFORMATION

         None

     ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         a)   Exhibits:

        10.29 Employment Agreement dated September 14, 2000 between New World Pasta and Stephen H. Vesce.


        27    Financial Data Schedule

     b) Form 8-Ks:

        None

     SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


     Signatures:

                                             NEW WORLD PASTA COMPANY

        Date:     November 14, 2000          /s/    Wayne Robison
                                             -----------------------------------
                                             Wayne Robison
                                             Vice President, Finance and
                                             Chief Financial Officer



        Date:     November 14, 2000          /s/   Mark E. Kimmel
                                             -----------------------------------
                                             Mark E. Kimmel
                                             Vice President and General Counsel