Form 10-K405
period 2000-12-31
NEW WORLD PASTA CO
filed 2001-03-23
CIK 1081878

               UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                           Washington, DC 20549-1004

                                   FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the fiscal year ended December 31, 2000

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

     Securities registered pursuant to Section 12(b) of the Act:  None

     Securities registered pursuant to Section 12(g) of the Act:  None


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities and Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.  Yes  X    No ___.
                                        ----

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

The aggregate market value of voting stock of the Registrant has not been determined, as there is no established market for such stock. As of March 15, 2001, the registrant had 5,011,714 shares of common stock, par value $0.01 per share, outstanding.

                            NEW WORLD PASTA COMPANY

                                     INDEX


                                                                                       Page
                                                                                       ----
                                    PART I
ITEM 1.   Business...................................................................     1

ITEM 2.   Properties.................................................................     6

ITEM 3.   Legal Proceedings..........................................................     6

ITEM 4.   Submission of Matters to a Vote of Security Holders........................     6


                                 PART II

ITEM 5.   Market for Registrant's Common Equity and Related Stockholder Matters......     7


ITEM 6.   Selected Financial Data....................................................     8

ITEM 7.   Management's Discussion and Analysis of Financial Condition and
          Results of Operations......................................................     9

ITEM 7A.  Quantitative and Qualitative Disclosures about Market Risk.................    13

ITEM 8.   Financial Statements.......................................................    13

ITEM 9.   Changes in and Disagreements with Accountants on Accounting and
          Financial Disclosure.......................................................    13

                                PART III

ITEM 10.  Directors and Executive Officers of the Registrant.........................    14


ITEM 11.  Executive Compensation.....................................................    16

ITEM 12.  Security Stock Ownership of Certain Beneficial Owners and Management.......    20


ITEM 13.  Certain Relationships and Related Transactions.............................    21

                                 PART IV

ITEM 14.  Financial Statements, Schedules, Exhibits and Report on Form 8-K...........    25

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

     In the discussion set forth below, readers can identify forward-looking statements by their use of such verbs as "expects", "anticipates", "believes", "estimates", "intends", "plans" or similar verbs or conjugations of such verbs. If our assumptions prove incorrect or should unanticipated circumstances arise, the Company's actual results could materially differ from those anticipated by such forward-looking statements. Differences could be the result of any number or combination of factors, including the following:

          .    Intense levels of competition in the pasta industry;
          .    Risks associated with our revised sales and marketing
               initiatives;
          .    Our high level of indebtedness;
          .    Possible conflicts of interest;
          .    Our reliance on a single vendor for our raw material procurement;
          .    Price volatility of our raw materials;
          .    Transportation risks;
          .    Changes in laws, government regulations or trade policies;
          .    Declines in retail pasta sales;
          .    Labor relations;
          .    Product liability;
          .    Environmental liability; and
          .    Dependence on key personnel.

     You are strongly encouraged to consider these factors and others mentioned in our Registration Statement on Form S-4 (Reg. No. 333-76763) declared effective August 3, 1999, when evaluating forward-looking statements in this annual report. We undertake no responsibility to update any forward-looking statements contained in this report.


MARKET DATA

     The market data and some of the industry forecasts used throughout this Form 10-K were obtained from internal surveys, market research, publicly available information and industry publications. Industry publications generally state that the information they present has been obtained from sources believed to be reliable, but that the accuracy and completeness of the information are not guaranteed. Similarly, internal surveys, industry forecasts and market research, while believed to be reliable, have not been independently verified, and we make no representation as to the accuracy of this information. All market share statistics are from Information Resources, Inc. ("IRI"), an independent marketing research firm that provides us with information regarding the pasta industry. IRI is located at 150 Clinton Street, Chicago, IL 60661 and has no affiliation with us or any of our affiliates. Industry data was compiled by our management from a series of industry and government reports, including the United States Department of Commerce, Business Trends Analysis and Find SVP Research Publications.

                                    PART I

                            NEW WORLD PASTA COMPANY

ITEM 1. Business

In General

     New World Pasta Company is the leading manufacturer and distributor of retail branded dry pasta in the United States. We are also a leading manufacturer and distributor of noodle products, as well as a leading supplier of dry pasta to the private label, industrial and foodservice sectors in the United States. Our 2000 net sales were approximately $300.0 million.

     Our primary business is the production of dry pasta, which we market and sell under regional brands through supermarkets and food stores. Three of our four principal brands, RONZONI, AMERICAN BEAUTY, and SAN GIORGIO, are among the top six brands in the United States according to IRI. Our fourth largest brand, SKINNER, is a strong brand in the Midwestern and Southwestern markets. We also own several other brands including: P&R, IDEAL, and MRS. WEISS'.

     On a combined basis, these brands gave us a national market share of approximately 25% of the retail dry pasta market for the 52-week period ending December 31, 2000, which is about 40% greater than our closest competitor. Our noodle products also had the largest market share in the United States with a 19% share of the retail egg noodle market for the 52-week period ending December 31, 2000. Our noodle brands include LIGHT 'N FLUFFY, AMERICAN BEAUTY, SKINNER, MRS. WEISS', P&R, and IDEAL.

     Our executive offices are located at 85 Shannon Road, Harrisburg, PA 17112 and our telephone number is (717) 526-2200.

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

Industry

     Overview. The pasta industry in the United States is made up of at least four distinct segments: (i) dry, (ii) frozen, (iii) fresh and (iv) self-stable. Our product offerings currently are only in the dry pasta segment. While we believe that total pasta consumption in the U.S. has increased over the past decade, our market research shows that the dry pasta segment, and in particular the retail dry pasta segment, has contracted recently. For example, during the 52-week period ending December 31, 2000, the retail dry pasta segment, as measured by IRI, decreased by 3.7%.

     Customer Markets. The dry pasta segment has two primary customer markets: retail, which includes both branded and private label sales, and institutional, which is comprised of industrial and foodservice sales.

     .    Retail.  The retail sector includes domestic and imported branded pasta and private label pasta sold to grocery stores, club stores and mass merchandisers. The largest producers of branded dry pasta are:

               .    New World Pasta
               .    Borden Foods Corporation
               .    American Italian Pasta Company
               .    Barilla

        The largest sellers of private label pasta are:

               .    American Italian Pasta Company
               .    Dakota Growers Pasta Company

     .    Industrial and Foodservice.  The industrial and foodservice sectors include food processors that use pasta as a food ingredient and foodservice distributors that supply restaurants, hotels, schools and hospitals. Although many food processors in the industrial sector choose to produce pasta internally, an increasing number are expected to outsource their production. Examples of food processors that use pasta include:

          .    Kraft Foods
          .    Stouffers Corporation
          .    Campbell Soup Company
          .    ConAgra, Inc.
          .    Unilever
          .    General Mills

     The foodservice sector is served by numerous regional and local food distributors and includes traditional foodservice customers and restaurant chains.

Products

      We provide a full range of dry pasta products to our customers. Our products can be separated into five broad categories for selling and marketing purposes: branded pasta, egg noodle products, private label products, industrial and foodservice products and miscellaneous products.

      Branded Pasta. Branded dry pasta accounts for the bulk of our revenue and includes brands such as RONZONI, SAN GIORGIO, AMERICAN BEAUTY, SKINNER, IDEAL, MRS. WEISS' and P&R. Our regional brands are described below:

      . Ronzoni. The RONZONI brand is one of the most established pasta brands in the United States with its origins dating back to 1915. RONZONI is the largest selling brand in the New York City metropolitan area, which is the largest pasta-consumption area in the United States. RONZONI is also popular in the New England, Mid-Atlantic and Florida markets and is recognized as a premium brand west of the Mississippi River. RONZONI is also the leading brand in the Miami/Ft. Lauderdale and Hartford/Springfield metropolitan areas.

      . San Giorgio. SAN GIORGIO is presently the sixth most popular pasta brand in the United States. SAN GIORGIO's origins date back to 1914. We primarily distribute this brand in New York, New Jersey, Pennsylvania, Maryland, Delaware, Connecticut, Indiana, Illinois, Michigan, Virginia and Ohio. SAN GIORGIO is the best selling brand in the Philadelphia, Baltimore/Washington, Harrisburg/Scranton, Columbus and Pittsburgh markets.

      . American Beauty. AMERICAN BEAUTY was founded in 1916 and is the leading brand in states west of the Mississippi River. AMERICAN BEAUTY is strongest in the Phoenix/Tucson, Wichita and Kansas City markets. AMERICAN BEAUTY is also the leading brand in the Denver and Salt Lake City markets.

      . Skinner. SKINNER is a leading pasta brand in the Midwestern and Southwestern regions of the United States. The SKINNER brand was introduced in Omaha, NE in 1911. In metropolitan areas such as Dallas, Oklahoma City, Houston and San Antonio/Corpus Christi, SKINNER is particularly prominent, holding the number one branded share position and a significant share lead over its nearest competitor.

      . Other Brands. Our other pasta brands include MRS. WEISS', which is sold in the Cleveland, OH market and P&R, which is the leading brand in the Syracuse and Albany, NY markets.

      Egg Noodle Products. We also manufacture egg noodle products for sale alongside our pasta brands. Collectively, our egg noodle brands have the largest market share in the United States and include the LIGHT 'N FLUFFY, AMERICAN BEAUTY, SKINNER, RONZONI, MRS. WEISS' and P&R brands. For the 52-week period ended December 31, 2000, we accounted for approximately 19% of all retail egg noodle sales in the United States. We hold brand leadership positions in 16 market areas and produce 6 of the top 20 brands in the United States.

      Private Label Products. We have historically sold private label pasta to selected accounts that also purchase a full line of our branded products. We continue to develop our relationships with key strategic accounts and added several new private label customers during 2000. Our competition with other private label suppliers is based primarily on the ability to provide a broad line of products at a low cost.

     Industrial and Foodservice Products. We also sell products to various industrial and foodservice clients. This is an area in which we are expanding our efforts and expect to achieve significant sales growth in the coming years. In these sectors, suppliers compete on the basis of price, quality and service reliability.

     Miscellaneous Products. We sell a variety of miscellaneous dry grocery products, which were acquired as part of the 1984 acquisition of the AMERICAN BEAUTY brand. These items account for less than 1% of our sales and include instant mashed potatoes, dry beans, popcorn and rice. We sell these products in a very limited geographic area.

     Product Quality. We have a tradition of producing high quality products for customers and consumers. Our products are manufactured using a comprehensive Hazard Analysis Critical Control Point (HACCP) program to ensure food safety. This program requires strict monitoring in every facet of the manufacturing operations. We also use a toll-free number, which we print on our packaging to maintain direct contact with the public.

Competition

     In General. The dry pasta segment is highly competitive. We compete against well-established national, regional and foreign companies, and many smaller companies. Our largest competitors are:

          .    American Italian Pasta Company
          .    Barilla
          .    Borden Foods Corporation
          .    Dakota Growers Pasta Company

     In the last few years, many leading brands have significantly reduced their investment in and promotion of their labels. In addition, certain companies have discontinued products in the private label and industrial sectors. Accordingly, many of these companies have lost market share in the dry pasta segment. At the same time, imported pasta makers and private label producers have expanded their production capabilities, have aggressively sought additional business and have picked up a significant portion of this lost market share.

     In addition to the competition within the dry pasta segment, we have also experienced intense competition over the past several years from competing products in other segments of the pasta category. Value-added pasta and noodles, fresh and frozen pasta, and meal solutions containing pasta have all been vying for the same consumer-eating occasion. An explosion of new products in these areas has allowed them to gain the attention of the consumer at the expense of the retail dry pasta segment.

     Branded Sector Competition. We compete primarily in the branded sector of the retail dry pasta consumer market. Competition in this market generally is based upon product quality and taste, pricing, packaging, customer service and the capability to deliver products efficiently. Our branded pasta competitors include:

          .    Borden Foods Corporation (approximately a 17.7% market share)
          .    American Italian Pasta Company (approximately a 9.1% market share)
          .    Barilla (approximately a 9.4% market share)

     Private Label Competition. The competition in this market is predominately on price. Our major private label competitors are:

          .    American Italian Pasta Company
          .    Dakota Growers Pasta Company

     Industrial and Foodservice Sectors. On a more limited basis, we compete in the industrial and foodservice sectors. The competition in this market is based primarily on price, quality and also on reliability. Our main competitors are:

          .    American Italian Pasta Company
          .    Dakota Growers Pasta Company
          .    A. Zerega's Sons Inc.

Marketing and Sales

     During 2000 we revised our marketing strategy. In the past, we focused the majority of our marketing expenditures on trade customers or retailers. Retailers would use our promotion monies to promote our products in their stores through a number of vehicles, including temporary price reductions, in-store displays and store advertising. In the third quarter of 2000, we began to reduce the amount of marketing funds spent on trade promotions, and instead began funding promotions geared directly at the consumer. These promotions are designed to predispose the consumer to buy our pasta brands and take the form of theme promotions, direct advertising, coupons and joint product promotions.

     Our marketing and sales staff was also reorganized during 2000. In addition to hiring a new Vice President of Sales and Business Development and a Vice President of Marketing, we also hired key people to expand our presence in the foodservice and alternate channel (mass merchandisers, convenience and drug stores) businesses. In July, we hired Acosta Sales and Marketing Company as our national retail sales broker. As a result of these changes, we significantly reduced the number of sales professionals in our organization and reassigned responsibilities of many of the remaining employees. We also reorganized our marketing function in order to better focus our professionals on key functions which must be accomplished in order to reverse recent sales trends in our business and the dry pasta segment.

Customers

     Our branded, private label and egg noodle products are sold primarily through grocery store chains and grocery wholesalers. In addition, we sell our products through wholesale clubs, mass merchandisers, chain drug stores, convenience stores and food distributors. Mass merchandisers, wholesale clubs and chain drug stores are growing distribution channels and represent significant revenue enhancement opportunities for us. Our ten largest customers accounted for approximately 49% of 2000 gross sales, with no single customer accounting for more than 7% of sales. Our customers are primarily located in the United States, and no material amount of our revenue is attributed to sales to foreign countries.

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

     Production Facilities. We have established our production and distribution facilities in a manner which helps to minimize our freight cost and allows us to better match our raw material supply to our production demands. Our suppliers supply semolina from their mills to our five manufacturing plants. Upon completion of the manufacturing process, we ship our finished products to our distribution centers.

     We own and operate five manufacturing plants, which have an annual aggregate production capacity of approximately 665 million pounds of pasta. With the exception of our Winchester, VA plant, these plants were acquired over the period from 1966 to 1993 by our predecessor, HPG. Between 1990-1997, HFC spent $140.0 million to modernize and update these plants and to construct our Winchester, VA plant. As a result, each of our plants are equipped with modern pasta-making technology. Management believes that the Winchester, VA plant, constructed in 1993 at a cost of approximately $60.0 million, is a state-of-the-art facility and one of the most cost-efficient pasta plants in North America. Our other plants have been repeatedly refurbished and their infrastructure upgraded to ensure their cost competitiveness and the ability to meet our product-quality standards. All of our material long-lived assets are located in the United States.

Transportation and Distribution

     Our distribution network is an important factor in maintaining our strategy to produce quality pasta at a low cost. In general, it is cheaper to ship durum wheat than to ship semolina flour, and cheaper to ship semolina flour than to ship finished goods.

     Durum wheat is shipped to milling sites by rail or truck. After milling the wheat, our suppliers then ship the semolina flour from their mills to our plants by either rail, truck or pneumatic tube based on location and financial considerations. We ship the finished goods from our plant sites to our distribution centers or to our customers in truckload quantities. We ship over 97% of our tonnage from our distribution centers to the final customers in full truckload quantities. Contract carriers handle the truck shipments under annual transportation contracts.

     For finished products, we use three primary distribution centers, which are located in Fresno, CA; Omaha, NE; and New Kingston, PA, and two secondary warehouses, which are located in Portland, OR and Louisville, KY. With the exception of the Louisville warehouse, which is part of our Louisville manufacturing facility, the distribution centers and warehouses are leased facilities and are run by professional warehousing companies under multi-year contracts.

Raw Materials

     Pasta's primary ingredient is semolina, which is extracted from durum wheat through a milling process. Our suppliers deliver semolina to our manufacturing plants directly from their milling operations. These mills source their durum directly from farmers and grower-owned co-operatives in North Dakota, Montana, Arizona, California and Canada.

     Over the last five years, the cost of semolina has typically represented 35% to 40% of our total cost of sales. This percentage is high relative to historical trends because average durum prices were at historically high levels from 1993 until 1998. From 1993 to 1997, the average market durum price was $5.97 per bushel versus an average of $4.45 per bushel from 1980 to 1992. Durum prices dropped in 1999 and continued to decline in 2000 to approximately $4.38 per bushel. We expect modest price increases in durum during 2001.

     Packaging materials typically represent approximately 22-25% of our total cost of sales. We expect the costs of these materials to remain constant or slightly increase as a percentage of cost of sales during 2001.

Relationship with Miller Milling Company

     Miller Milling Company is the largest durum/semolina supplier in North America. Miller Milling Company owns a substantial interest in Miller Pasta LLC, which in turn owns a 10.6% interest in New World Pasta.

     In 1999, we expanded our purchasing and milling arrangements with Miller Milling Company to procure 100% of our durum/semolina requirements. During 2000, we amended the mill agreements for both our Fresno and Winchester facilities to extend the term of these agreements, to add a consumer price index based pricing adjustment and to provide for certain capital additions to be made to the mills. For a more detailed description of some of our arrangements with Miller Milling Company, see "ITEM 13 - Certain Relationships and Related Transactions."

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

Regulation

     We are subject to various laws and regulations administered by federal, state and other governmental agencies relating to the operation of our production facilities, the production, packaging, labeling and marketing of our products, as well as environmental and pollution control, including air emissions. Our facilities are subject to inspections by the United States Food and Drug Administration, the United States Occupational Safety and Health Administration and various state regulatory agencies. We believe that we are in material compliance with all federal, state and local laws and regulations governing our products and facilities, and we do not expect to make any material expenditures in 2001 with respect to compliance with environmental regulations.

Employees

     We have approximately 630 employees in our facilities throughout the United States. With the exception of those at our Winchester, VA plant, all of our hourly plant employees are represented by unions. In total, approximately 50% of our employees are currently unionized. The following unions represent our employees:

     . The Bakery, Confectionery, Tobacco Workers' International Union of America (BCTW)
     .  Tobacco Workers International Union of America
     .  United Food and Commercial Workers International Union (UFCW)
     .  International Union of Operating Engineers
     .  Teamsters

     We generally renegotiate these collective bargaining agreements every three years. Negotiations will occur in 2001 with the BCTW in Lebanon, PA and with the UFCW and the Teamsters in Louisville, KY. While our labor relations are generally considered good, we did experience a 78-day strike at our Omaha, NE facility during late 1999 and early 2000.

Subsidiaries

     On January 1, 2001, we merged our two subsidiaries, Pasta Group LLC and Winchester Pasta LLC, into New World Pasta Company. This was done to eliminate inefficiencies and address reporting difficulties that resulted from our prior structure.

ITEM 2. Properties

     We are headquartered in Harrisburg, PA where we lease a 35,000 square foot office building.

     We own the following pasta manufacturing plants:

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

     Each of our plants are equipped with modern pasta making technology and process controls. We believe our plants are located in such a manner to minimize our delivery costs to our regional distribution centers.

     We lease distribution centers in Fresno, CA; Omaha, NE; and New Kingston, PA. We also lease a warehouse in Portland, OR and we use a portion of our Louisville, KY facility as a warehouse for our manufactured products.

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

                                    PART II

ITEM 5.  Market for Registrant's Common Equity and Related Stockholder Matters

   There is no established public trading market for our common stock. Our voting common stock is currently held by four holders. For further detail, see the beneficial ownership table under "ITEM 12. Security Stock Ownership of Certain Beneficial Owners and Management."

   During the first quarter of 2000, we issued 29,286 shares of our common stock and 792 shares of our preferred stock to John Denton, Chairman and Chief Executive Officer, pursuant to his employment agreement. Of these shares, 17,572 shares of common stock and 117 shares of preferred stock were used to satisfy Mr. Denton's tax withholding obligations. 11,714 shares of common stock and 317 shares of preferred stock are currently subject to forfeiture. There were no underwriters or underwriting discounts or commissions present in the issuances. The common and preferred shares were issued in a transaction not involving a public offering pursuant to Section 4(2) of the Securities Act of 1933, as amended.

   We have not paid any dividends on our capital stock since its inception. We do not anticipate paying any cash dividends in the foreseeable future. Both the indenture, pursuant to which our 9 1/4% Senior Subordinated Exchange Notes due 2009 (the "Notes") were issued, and our senior credit facility (the "Credit Facility") restrict our ability to pay dividends.

ITEM 6. Selected Financial Data

   The following table sets forth selected historical financial data for New World Pasta or its predecessor, HPG. The selected historical financial data for the years ended December 31, 2000, 1999, 1998, 1997 and 1996 has been derived from the audited financial statements of New World Pasta or HPG. The selected historical financial data set forth in the following table should be read in conjunction with our audited financial statements and notes thereto appearing as an appendix to this Form 10-K and "ITEM 7. Management's Discussion and Analysis of Financial Condition and Results of Operations."

                                                                                 For the years ended
                                                 -----------------------------------------------------------------------------------
                                                    December 31,       December 31,      December 31,    December 31,   December 31,
                                                       2000               1999              1998            1997           1996
                                                 ----------------   ---------------    --------------   -------------   ------------
                                                                                       (in thousands)
STATEMENT OF OPERATIONS DATA
Net sales                                             $ 300,029          354,019            373,096         386,218         407,370
Cost of sales                                           165,486          187,066            205,775         210,003         235,025
                                                 ----------------   ---------------    --------------   -------------   ------------

Gross profit                                            134,543          166,953            167,321         176,215         172,345
Selling and marketing expenses                           94,184          113,259            109,788         121,200         127,409
General and administrative expenses                      13,722           21,435/(1)/        15,665          13,295          13,792
Cost of restructuring, net                                  582            2,700                 --              --              --
Gain on sale of closed facility                            (251)              --                 --              --              --
                                                 ----------------   ---------------    --------------   -------------   ------------

Income from operations                                   26,306           29,559             41,868          41,720          31,144
Interest expense, net/(2)/                               28,903           26,325                 --              --              --
                                                 ----------------   ---------------    --------------   -------------   ------------

Income before income taxes                               (2,597)           3,234             41,868          41,720          31,144
Income tax expense                                         (920)           2,774             15,954          16,563          12,451
                                                 ----------------   ---------------    --------------   -------------   ------------

Net income (loss)                                        (1,677)             460             25,914          25,157          18,693

Dividends on preferred stock                             13,695           12,611                 --              --              --
                                                 ----------------   ---------------    --------------   -------------   ------------
Net income (loss) attributable to common stock        $ (15,372)         (12,151)            25,914          25,157          18,693
                                                 ================   ===============    ==============   =============   ============

BALANCE SHEET DATA
Working capital                                       $  26,273           22,652             20,798           8,183          15,084
Total assets                                            315,165          328,161            224,142         231,920         246,563
Long-term debt (including current portion)              287,725          292,995                 --              --              --
Mandatorily redeemable 12% cumulative
  preferred stock                                       140,466          126,096                 --              --              --
Stockholders' equity (deficit)                         (150,904)        (135,532)           166,944         162,777         183,698

OTHER DATA:
EBITDA/(3)/                                           $  42,098           56,611             56,515          57,157          47,136

Net cash provided by operating activities                 6,435           36,140             26,407          47,928          38,056

Depreciation and amortization expense                    15,053           15,468             14,647          15,437          15,992

Capital expenditures                                      5,075            3,960              4,660           1,850           8,906

Deficiency of earnings to combined fixed
  charges and preferred stock dividends                  16,292            9,377                 --              --              --

/(1)/ Includes $7.8 million of non-recurring expenses incurred in connection with the recapitalization in which our current principals acquired control of New World Pasta and the related financing transactions, and $2.2 million of non-recurring start-up expenses.
/(2)/ Historically, HPG did not incur indebtedness or related interest expense as a division of HFC. As an independent company, New World Pasta is required to service the interest expense on any borrowings incurred by it, including the debt associated with the recapitalization in which our current principals acquired control of New World Pasta.
/(3)/ EBITDA represents earnings before interest, taxes, depreciation and amortization. For years 2000 and 1999, EBITDA also is adjusted for non-recurring items including cash transaction expenses, one-time asset write-off, cash restructuring costs and certain other non-recurring charges. We believe that EBITDA provides useful information regarding our ability to service our debt. EBITDA is not a measure of operating performance computed in accordance with Generally Accepted Accounting Principles ("GAAP") and should not be considered as a substitute for operating income, net income, cash flows from operations, or other statement of operations or cash flow data prepared in conformity with GAAP, or as a measure of profitability or liquidity. In addition, EBITDA may not be comparable to similarly titled measures of other companies. EBITDA may not be indicative of the historical operating results of New World Pasta, and is not meant to be predictive of future results of operation or cash flows. You should also see the audited consolidated statements of cash flows contained within the audited consolidated financial statements appearing in the Form 10-K.

ITEM 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

Year Ended December 31, 2000 Compared with the Year Ended December 31, 1999

   Net Sales
   ---------

   Net sales declined by $54.0 million or 15.3% for the year ended December 31, 2000 compared to the year ended December 31, 1999. The decrease was the result of both price and volume factors. The pricing impact was the result of a net price decline on certain of the Company's branded products taken during 1999 and early 2000. Unit volume was impacted by a decline in the consumption of dry pasta, the loss of the General Mills co-pack business in the third quarter of 1999, significant competitive pressures within the dry pasta segment and from other competing products in the pasta category and lower effectiveness of trade promotional activities. Management's decision to revise its marketing strategy in the third quarter of 2000 by reducing trade promotional activities and increasing additional consumer spending also had an adverse effect on volume, which effect management believes to be temporary in nature.

   Cost of Sales
   -------------

   Cost of sales declined $21.6 million or 11.5% for the year ended December 31, 2000 compared to the year ended December 31, 1999, primarily due to the decrease in volume experienced in 2000. Raw material prices, particularly durum/semolina costs, had an unfavorable impact on cost of sales. Packaging costs for 2000 remained constant with 1999 levels. Freight and warehousing costs in 2000 were lower than 1999, primarily due to the volume decrease, with offsetting increases in freight rates and the implementation of a new pallet management program. Depreciation expense decreased for 2000 as compared to 1999 due to the asset base reductions associated with the closing of the Company's Kansas City plant in the third quarter of 1999.

   Gross Profit
   ------------

   Gross profit decreased by $32.4 million, for the year ended December 31, 2000 compared to the year ended December 31, 1999, with the decrease in net sales being only partially offset by the reduction in cost of sales. Gross profit margin declined to 44.8% of net sales for 2000 compared to 47.2% in 1999, as a result of lower selling prices, lower volumes to absorb fixed costs and higher durum/semolina costs.

   Selling and Marketing Expenses
   ------------------------------

   Selling and marketing expenses declined $19.1 million for the year ended December 31, 2000 compared to the year ended December 31, 1999. This decrease was due primarily to reductions in volume sensitive broker and sales incentives and reduced trade promotions, consumer promotions and advertising expenses, combined with a reversal of a promotional accrual to reflect current estimates.

   General and Administrative Expenses
   -----------------------------------

   General and administrative expenses were $13.7 million for the year ended December 31, 2000, which is consistent with 1999 levels.

   Cost of Restructuring
   ---------------------

   The $582,000 restructuring cost includes the current year restructuring costs of $650,000, which were offset by the reversal of the unused portion ($68,000) of the $2.7 million restructuring reserve established in the second quarter of 1999 for the Kansas City plant closure. The current year charge was established to cover the cost of the reorganization plan executed on June 29, 2000. This reorganization was undertaken to align the sales, marketing, administrative and manufacturing functions of the Company with the revised strategic direction implemented by executive management and resulted in the termination of 139 employees from various functional areas across the Company. While the Company expects the charge to be approximately $650,000, no assurance can be made that such costs will not exceed such amount.

   Gain on Sale of Closed Facility
   -------------------------------

   A $251,000 gain was recognized on the sale of the Kansas City plant that included the land, building, and building improvements associated with this property.

   Income from Operations
   ----------------------

   Income from operations for the year ended December 31, 2000 was $26.3 million, $3.3 million or 11.0% lower than last year's $29.6 million operating profit. The decrease is due to lower net sales offset only partially by the absence of recapitalization transaction expenses incurred in 1999, as well as, decreases in cost of sales, selling and marketing expenses, cost of restructuring, and general and administrative expenses.

   Interest Expense, Net
   ---------------------

   Interest expense of $28.9 million includes interest on the Notes and the term loan ("Term Loan") issued pursuant to the Credit Facility, as well as deferred debt cost amortization. These interest costs were offset partially by interest income on bank deposits. The increase in interest expense from 1999 of $2.6 million or 9.8% is the result of the interest rate increase related to the recent amendment to the Credit Facility and a full year of expenses included in 2000 versus only 11 months in 1999.

   Income Taxes
   ------------

   The income tax benefit of $920,000 for the year ended December 31, 2000 reflects the anticipated tax benefit that results from applying the estimated annual effective tax rate for the year to the loss before income taxes. The prior year expense of $2.8 million reflected the estimated effective tax rate applied to income before taxes, adjusted for the tax effect from non-recurring transaction expenses incurred as part of the recapitalization effected January 1999.

   Net Loss
   --------

   The Company reported a net loss of $1.7 million in 2000 versus net income of $460,000 in 1999. The reported loss was due to the impact of reduced net sales and increased interest expense, offset only partially by the absence of recapitalization transaction expenses incurred in 1999, as well as decreases in the cost of sales, selling and marketing expenses, cost of restructuring, and general and administrative expenses, and an increase in the income tax benefit for the year.

   Dividends on Preferred Stock
   ----------------------------

   Dividends on preferred stock are reflective of the dividends on the 12% mandatorily redeemable cumulative preferred stock recognized on the balance
sheet date.   These dividends are accrued only.  The Company has not paid any dividends on its preferred stock since its inception. The Company does not anticipate paying any cash dividends in the foreseeable future. Both the indenture pursuant to which the Notes were issued and the Credit Facility restrict our ability to pay dividends. Dividends increased $1.1 million for the year ended December 31, 2000 as compared to the year ended December 31, 1999 as a result of 1999 only having 11 months of dividends accrued.


Year Ended December 31, 1999 Compared With the Year Ended December 31, 1998

   Net Sales
   ---------

   Net sales declined by $19.1 million, or 5.1% for the year ended December 31, 1999 compared to the year ended December 31, 1998. The decline was primarily due to decreases in unit volume and to a lesser extent net price declines resulting from a marketing strategy initiated in 1999 (which was subsequently revised in the third quarter of 2000). The continued effect of HFC's strategy, which focused on short-term return on investment at the expense of sales unit growth, was the main reason for the volume shortfall. A marketing strategy, which included promotional program changes and price reductions, was implemented primarily in Eastern markets in 1999 and resulted in temporary volume gains in the markets where it was fully implemented. Volume was also negatively affected by the loss of a major food service account late in 1998 and by the increased competitive intensity within the industry. Partially offsetting the volume and price declines was a $1.9 million reduction in unsaleables charges as compared to the year ended December 31, 1998.

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

   Gross Profit
   ------------

   Gross profit declined by $0.4 million or 0.2% from 1998, reflecting the lower net sales partially offset by lower raw material costs. Gross profit of $167.0 million was 47.2% of sales for 1999 compared to $167.3 million, or 44.8% of sales for 1998.

   Selling and Marketing Expenses
   ------------------------------

   Selling and marketing expenses increased by $3.5 million or 3.2% as compared to 1998. Selling costs decreased by $1.6 million or 8.6% from the previous 12 month period. The majority of this decrease relates to the volume decline during the year. Trade promotions increased by $6.3 million or 8.1%, due primarily to restoration of trade promotions not offered in the previous year. The comparison of 1999 trade promotion spending with prior year amounts was also negatively impacted by $1.4 million of favorable incremental marketing accrual adjustments taken in 1998. Advertising costs declined $1.2 million or 19.8% and consumer promotion spending also decreased $0.6 million or 23.3% due to reduced emphasis on these promotional vehicles in 1999. Other marketing costs increased by $0.6 million, or 15.3% from 1998 due to higher marketing administrative costs partially offset by decreased marketing research.

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

   Recapitalization Transaction Expenses
   -------------------------------------

   Recapitalization transaction expenses during the year ended December 31, 1999 were the non-recurring expenses associated with the recapitalization in which our principals acquired control of New World Pasta and related financing transactions and $2.2 million of non-recurring start-up expenses.

   Cost of Restructuring
   ---------------------

   The $2.7 million restructuring cost was the estimated cost of closing the Kansas City, KS plant. Included in this estimate is the cost of severance for plant employees, the write-off of equipment, as well as other facility exit costs.

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

   Interest Expense, Net
   ---------------------

   Interest expense of $26.3 million related to the various debt instruments used in recapitalizing the Company on January 28, 1999, notably the Notes, the Term Loan and deferred debt cost amortization offset partially by interest income on bank deposits.

     Income Tax Expense
     ------------------

     The income tax expense for the year ended December 31, 1999 of $2.8 million differs from the amounts computed by applying the U.S. federal income tax rate to pretax income primarily due to state income taxes and the tax effect from non-recurring transaction expenses that are not deductible.

     Net Income
     ----------

     We had net income of $460,000 for 1999 compared to net income of $25.9 million in 1998. This reduction was primarily due to a decrease in net sales, increases in costs incurred to transition to an independent operating company, expenses attributable to the Kansas City plant closure and to the interest expense on our outstanding debt.

     Dividends on Preferred Stock
     ----------------------------

     Dividends on preferred stocks are reflective of the mandatory preferred stock dividend of 12% recognized on the balance sheet date. The annual dividend has been prorated from the date of issuance to the balance sheet date.

Liquidity and Capital Resources

     Our primary sources of liquidity are cash provided by operations and borrowings under our Credit Facility. Cash and cash equivalents totaled $9.5 million at December 31, 2000 and $13.1 million as of December 31, 1999. Working capital was $26.3 million as of December 31, 2000 compared to $22.7 million as of December 31, 1999. The current ratio was 1.82 at December 31, 2000 versus
1.60 at December 31, 1999. See Note 8 to the consolidated financial statements for further information on the Credit Facility and our other debt.

     Our net cash provided by operations of $6.7 million for the year ended December 31, 2000 compared to net cash provided by operations of $36.1 million for the year ended December 31, 1999. This decrease was primarily due to a decrease in net income, a decrease in deferred income taxes, a decrease in accrued expenses and other liabilities, a decrease in accounts payable, and increases in trade and other receivables and prepaids and other assets.

     Net cash used in investing activities totaled $4.0 million in each of the years ended December 31, 2000 and December 31, 1999, as a result of expenditures made to maintain and upgrade our property plant and equipment, offset by the proceeds of asset disposals during the year ended December 31, 2000.

     Net cash used in financing activities for the year ended December 31, 2000 totaled $6.3 million and reflects the mandatory debt repayments on the Notes, as well as voluntary debt repayments totaling $4.0 million, and capitalization of certain costs associated with amending the Credit Facility. Net cash used in financing activities for the year ended December 31, 1999 reflects the issuance of debt ($470.5 million) and repayments of debt ($161.5 million), the net proceeds from issuance of preferred stock ($12.8 million) and the issuance of common stock ($5.3 million), offset primarily by the repurchase of common stock ($307.7 million). Additionally, advance principal payments of $16.0 million were made on the term loan issued pursuant to our Credit Facility and the final settlement payment to HFC of $7.0 million during the year ended December 31, 1999.

     The covenants of the Notes and the Credit Facility did not restrict the ability of the Company's former subsidiaries to make cash distributions to the Company.

     We entered into an amendment and waiver to the Credit Facility effective as of May 10, 2000, pursuant to which, among other things: (i) the lenders waived compliance by the Company with certain financial covenants contained thereunder with respect to the quarter ended April 2, 2000; (ii) certain financial covenants contained therein were amended for all periods ending on or before December 31, 2002; and (iii) the interest rates on the Credit Facility were increased. We believe that cash generated from operations, together with the funds available under the amended Credit Facility, which includes a $20 million revolving loan commitment, will be sufficient to meet our liquidity needs for the foreseeable future. As of December 31, 2000 we had the full $20.0 million of availability under the revolving loan portion of the Credit Facility.

New Accounting Standards

     In June 1998, the Financial Accounting Standards Board (FASB) issued Statements of Financial Accounting Standards (SFAS) No. 133 "Accounting for Derivative Instruments and Hedging Activities" (the "Standard"). The Standard establishes comprehensive accounting and hedging activities that require a company to record the derivative instrument at fair value in the balance sheet. Furthermore, the derivative instrument must meet specific criteria or the change in its fair value must be recognized in earnings in the period of change. To achieve hedge accounting treatment, the derivative instrument needs to be part of a well-documented hedging strategy that describes the exposure to be hedged, the objective of the hedge and a measurable definition of its effectiveness in hedging the exposure. In June 1999, the FASB issued SFAS No. 137 "Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of SFAS No. 133." SFAS No. 137 delays the effective date of the Standard to the beginning of the first quarter of the fiscal year beginning after June 15, 2000. In June 2000, the FASB issued SFAS No. 138, "Accounting for Certain Instruments and Certain Hedging Activities." This statement further clarified elements of SFAS No. 133.

     On January 1, 2001, the implementation of the aforementioned new standards resulted in a $51,000 increase to other comprehensive income for the Company.

     An additional pronouncement which may have future impact on our financial statements is Emerging Issues Task Force (EITF) Issue No. 00-14, "Accounting for Certain Sales Incentives." Issue No. 14 provides guidance on accounting for certain promotional activities and is effective in the second quarter of 2001. Implementation of this pronouncement is scheduled for the first day of our second fiscal quarter of 2001, and will have a significant impact on the manner in which certain expenses are recorded in our financial statements. If this pronouncement had been implemented for the year ended December 31, 2000, there would have been a decrease in selling and marketing expense of $28.6 million and a corresponding decrease in net sales.

Inflation

     We believe inflation has not had a significant impact on our results of operations for the periods presented and do not anticipate inflation having a significant impact on the future results of operations.

Market Trends

     The retail dry pasta segment has declined over recent periods. For the 52 week periods ended January 2, 2000 and December 31, 2000, the retail dry pasta segment as measured by IRI has contracted 2.3% and 3.7% respectively. We expect these trends to continue in 2001. In addition, New World Pasta's share of the dry pasta segment has also been declining over these periods.

ITEM 7A.    Quantitative and Qualitative Disclosures about Market Risk

     We are subject to market risk associated with some commodity prices and changes in interest rates. To manage the risk of fluctuations in interest rates, our borrowings are a mix of fixed and floating rate obligations. This includes the $160.0 million of Notes that bear interest at a 9 1/4% fixed rate and are due 2009, and a Term Loan (current principal balance of $127.7 million) that bears interest at a floating rate. On December 31, 2000 the effective interest rate on the Term Loan was 10.563%. In May 1999, we entered into an interest rate swap agreement that converts $50.0 million of this floating interest rate debt to a fixed rate. The interest rate on the portion of the debt covered by the swap is approximately 8.9%. The swap agreement expires June 2, 2002. The carrying amount of our debt obligations are higher than the fair value of similar debt instruments of comparable maturity. The fair market value of the 9 1/4% Notes approximates 45% of the current carrying amount. The fair market value of the Term Loan approximates 91% of the current carrying amount. The interest rate market risk is currently not considered significant.

     Since the majority of our commodity purchasing is done by Miller Milling Company pursuant to a Procurement Agreement entered into in January 1999, we do not currently have, and do not expect to enter into, any derivative instruments to manage commodity price risks.

ITEM 8.   Financial Statements

     Financial information required by this item appears in the pages marked F1 through F22 at the end of this report and is incorporated herein by reference as if fully set forth herein.

ITEM 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

     None.

                                   PART III

ITEM 10.  Directors and Executive Officers of the Registrant

     Set forth below is information concerning our directors, executive officers and key employees. Our board of directors manages the business and affairs of our Company and currently has nine members. The board of directors must consist of not less than one nor more than fifteen members, with the exact number of members being fixed from time-to-time by our board of directors. Directors are elected by a plurality of the votes cast at our annual meeting of stockholders. Once elected, each director serves until the next annual meeting of stockholders and until his or her successor is duly elected and qualified, or until his or her earlier death, resignation or removal. See "ITEM 13. Certain Relationships and Related Transactions - Stockholders' Agreement" and "ITEM 11. Executive Compensation - Employment Agreements" for a discussion of certain agreements relating to the election of certain of our directors and executive officers.

          Name                          Age                       Position
          ----                          ---                       --------
          John E. Denton..............  57   Chairman, Chief Executive Officer and Director
          C. Mickey Skinner...........  67   Chairman Emeritus and Director
          Cecil A. Archbold...........  59   Vice President, Human Resources
          Angelo Fraggos..............  48   Vice President, Sales and Business Development
          Burton R. Freeman...........  52   Vice President, Manufacturing
          Mark E. Kimmel..............  41   Vice President, Administration and General Counsel
          Wayne Robison...............  41   Vice President, Finance and Chief Financial Officer
          Stephen H. Vesce............  47   Vice President, Marketing
          Glenn A. Zearfoss...........  46   Vice President, Logistics
          Anthony Grillo..............  45   Director
          Paul S. Levy................  53   Director
          Jeffrey C. Lightcap.........  42   Director
          Brett N. Milgrim............  32   Director
          John C. Miller..............  50   Director
          Michael L. Snow.............  50   Director
          David Y. Ying...............  46   Director

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

     Mr. Skinner is Chairman Emeritus and a Director of New World Pasta. He has been a Director of New World Pasta since January 1999. He was Chairman and Chief Executive Officer of New World Pasta from January 28, 1999 until February 28, 2000, when he became Chairman Emeritus. Mr. Skinner was President of HPG from 1984 to 1996 and Vice Chairman during 1997. He currently serves on the board of directors of Streck Laboratories, Coleman Natural Products, Inc. and Miller Milling Company.

     Mr. Archbold is Vice President, Human Resources of New World Pasta. He has held this position since January 1999. He was previously Vice President, Human Resources of HPG from 1990 until joining New World Pasta.

     Mr. Fraggos is Vice President, Sales and Business Development of New World Pasta. From 1998 until joining New World Pasta in April 2000, Mr. Fraggos was General Manager of Distribution for Snyder's of Hanover. He was also Vice President of Sales and Marketing for Gardetto's Bakery, a snack food manufacturer from 1992 to 1998.

     Mr. Freeman is Vice President, Manufacturing of New World Pasta. He has held this position since January 1999. He was previously Vice President, Manufacturing of HPG from 1991 until joining New World Pasta.

     Mr. Kimmel is Vice President, Administration and General Counsel of New World Pasta. He has held this position since March 1999. He was previously Senior Counsel of HFC from 1994 until joining New World Pasta.

     Mr. Robison is Vice President, Finance and Chief Financial Officer of New World Pasta. He has held this position since May 2000. From 1997 until joining New World Pasta, Mr. Robison was Vice President, Finance of Specialty Brands Inc., a producer of frozen prepared food products. From 1992 to 1997, Mr. Robison was Regional Controller of Mission Foods Corporation, a marketer and manufacturer of tortillas, tortilla chips and other Mexican food products.

     Mr. Vesce is Vice President, Marketing of New World Pasta. He has held this position since September 2000. From 1996 until June 2000, Mr. Vesce was Group Marketing Director of M&M Mars, Inc., the largest operating division of Mars, Inc. He also held the position of Marketing Director of M&M Mars, Inc. from 1992 to 1995.

     Mr. Zearfoss is Vice President, Logistics of New World Pasta. He has held this position since January 1999. He was Manager of Application Consulting at HFC from 1997 to 1999, and was Vice President of Technical Services and Quality Assurance at HPG from 1991 to 1997.

     Mr. Grillo is a Director of New World Pasta and is a Senior Managing Director of Joseph Littlejohn & Levy, a private equity firm that he joined in 1999. He has been a Director of New World Pasta since April 2000. From 1991 to 1999, Mr. Grillo was a Senior Managing Director of the Blackstone Group L.P., an investment banking firm. Mr. Grillo serves as a Director of Hayes Lemmerz International, Inc. and Littlefuse, Inc.

     Mr. Levy is a Director of New World Pasta and is a Partner of Joseph Littlejohn & Levy since its formation in May 1988. He has been a Director of New World Pasta since January 1999. Mr. Levy serves on the Board of Directors of Hayes Lemmerz International Inc., Builders FirstSource, Inc., Iasis Healthcare Corporation, Motor Coach Industries, International and Fairfield Manufacturing Company, Inc.

     Mr. Lightcap is a Director of New World Pasta and is a Partner of Joseph Littlejohn & Levy, which he joined in 1997. He has been a Director of New World Pasta since January 1999. From 1993 to 1997, Mr. Lightcap was employed by Merrill Lynch & Co., Inc., an investment banking firm, first as a Director and then, commencing in 1994, as a Managing Director. Mr. Lightcap serves on the board of directors of Hayes Lemmerz International Inc., Iasis Healthcare Corporation, and Motor Coach Industries, International.

     Mr. Milgrim is a Director of New World Pasta and is a Vice President of Joseph Littlejohn & Levy, which he joined in 1997. He has been a Director of New World Pasta since January 1999. From 1996 to 1997, he was an Associate in the investment banking group of Donaldson, Lufkin & Jenrette, Inc. Mr. Milgrim serves on the board of directors of Builders FirstSource, Inc.

     Mr. Miller is a Director of New World Pasta. He has been a Director of New World Pasta since January 1999. Mr. Miller was President of New World Pasta from January 1999 until February 28, 2000. He also serves, and during the last five years has served, as Chairman, President and Chief Executive Officer of Miller Milling Company, which is responsible for procuring New World Pasta's durum/semolina requirements. Mr. Miller is also a founder, Director and President of Tablex Miller S. de R.L. de C.V., a Mexican durum milling company. He currently serves on the Board of Directors of the Minneapolis Grain Exchange, where he is Chairperson, and serves on the board of directors of the North American Millers' Association, an industry trade organization.

     Mr. Snow is a Director of New World Pasta and, during the last five years, also has served as Executive Vice President, Secretary, Treasurer and a Director of Miller Milling Company. He has been a Director of New World Pasta since January 1999. Mr. Snow was Executive Vice President of New World Pasta from January 1999 until February 28, 2000. He is Counsel to, and was a former Partner of, the commercial law firm of Maslon Edelman Borman & Brand LLP. Mr. Snow is also a founder, Director and Officer of Tablex Miller S. de R.L. de C.V., a Mexican durum milling company. He currently acts as Counsel to and a Director of Osmonics, Inc. and as a Director of Navarre Corporation, Innuity, Inc. and Artesian Management, Inc.

     Mr. Ying is a Director of New World Pasta and a Partner of Joseph Littlejohn & Levy, which he joined in 1997. He has been a Director of New World Pasta since January 1999. He was previously a Managing Director at Donaldson, Lufkin & Jenrette, Inc., which he joined in January 1993, and the head of its restructuring department. Mr. Ying serves on the Board of Directors of Hayes Lemmerz International Inc., Iasis Healthcare Corporation, Motor Coach Industries, International and Builders FirstSource, Inc.

Section 16(a) Beneficial Ownership Reporting Compliance

     Section 16(a) of the Securities Exchange Act of 1934 requires the directors and officers of a reporting company to file reports of holdings and transactions in that company's public equity securities with the Securities and Exchange Commission and their respective exchange. Because we do not have public equity securities, the reporting requirements under Section 16(a) do not apply to us.

ITEM 11.  Executive Compensation

     The following table sets forth certain compensation information for our chief executive officer and the four other executive officers who, based on salary and bonus compensation, were the most highly compensated officers for the year ended December 31, 2000.

                                                    SUMMARY COMPENSATION TABLE
------------------------------------------------------------------------------------------------------------------------------------
                                                                                        Long-Term Compensation
                                                                                        ----------------------
                                                 Annual Compensation                           Awards
                                                 -------------------                           ------
                                                                                                                          All
                                                                    Other Annual     Restricted       Securities         Other
         Name and                                                      Compen-          Stock         Underlying         Compen-
     Principal Position      Year/(1)/    Salary ($)     Bonus ($)   sation ($)      Award(s)($)     Options/SARs(#)   Sation $/(2)/
     ------------------      ---------    ----------     ---------   ----------      -----------     ---------------   ------------
------------------------------------------------------------------------------------------------------------------------------------
John E. Denton,                2000       989,181/(3)/    400,000       61,753/(4)/    434,140/(5)/      305,667          16,923
Chief Executive Officer
------------------------------------------------------------------------------------------------------------------------------------
C. Mickey Skinner,             2000       400,000            0          28,400/(6)/        0                0              5,000
Chairman Emeritus/(7)/         1999       402,564            0          28,280/(8)/        0             170,215/(9)/     20,728
------------------------------------------------------------------------------------------------------------------------------------
Wayne Robison,                 2000       130,769         100,000      150,284/(10)/       0              70,934           6,538
V.P. Finance and Chief
Financial Officer
------------------------------------------------------------------------------------------------------------------------------------
Angelo Fraggos,                2000       121,154          87,500        8,250/(11)/       0              70,934           8,918
V.P. Sales and Business
Development
------------------------------------------------------------------------------------------------------------------------------------
John Miller /(12)/             2000       200,000            0               0             0                0                  0
                               1999       201,282            0               0             0             200,936/(13)/         0
------------------------------------------------------------------------------------------------------------------------------------
Burton  R. Freeman, V.P.       2000       141,615          42,796            0             0              22,958          10,620
Manufacturing                  1999       138,951            0               0             0              56,442/(13)/    10,421
------------------------------------------------------------------------------------------------------------------------------------

/(1)/ Our current principals acquired control of our Company from HFC in a recapitalization that was completed on January 28, 1999. Prior to that time, we were a wholly-owned division of HFC, which was operated by a management team comprised of HFC appointees. None of our executive officers received any compensation directly from us relating to any period prior to January 28, 1999. During the period from January 1, 1999 through January 28, 1999, however, Messrs. Skinner and Miller were compensated by Miller Milling Company in the amounts of $33,333 and $16,667, respectively. We later reimbursed Miller Milling Company for the compensation paid to these executive officers.
/(2)/  Represents Company contributions to its defined contribution plan.
/(3)/ Represents $338,461 in salary and $650,720 in grants of common and preferred shares.
/(4)/ Represents car allowance and country club fees of $20,000; and moving expenses of $41,753.
/(5)/ As of December 31, 2000, Mr. Denton held 11,714 shares of common stock valued at $10.00 per share and 317 shares of preferred stock valued at $1,000 per share which were subject to forfeiture. The forfeiture restriction lapse as to one-fourth of the shares on each of February 4, 2001, 2002, 2003, and 2004, or upon a change-of-control. These shares are entitled to any dividends which may be declared by the Board of Directors or as otherwise may be applicable pursuant to their terms of issuance.
/(6)/ Represents car allowance of $14,400; reimbursement for country club fees of $12,000; reimbursement of tax preparation fees of $2,000 for 2000.
/(7)/ Mr. Skinner relinquished his position as Chief Executive Officer on February 28, 2000. See "Employment Agreements."
/(8)/ Represents car allowance of $13,255; reimbursement for country club fees of $12,000; and reimbursement of tax preparation fees of $3,025.
/(9)/ On February 28, 2000, in connection with the relinquishment of his position as Chairman of the Board and Chief Executive Office, Mr. Skinner's grant was reduced to 18,888 options to purchase common stock at an option price of $10.00 per share.
/(10)/ Represents car allowance of $7,750 and reimbursement for moving expenses of $142,534.
/(11)/ Represents car allowance of $8,250.
/(12)/ Mr. Miller relinquished his position as President on February 28, 2000.
       See "Employment Agreements."
/(13)/ Pursuant to the terms of the 1999 Stock Option Plan, these individuals'
       1999 stock option grants were reduced in 2000. Mr. Miller's grant was reduced by 30,140 options and Mr. Freeman's grant was reduced by 8,466 options.

The 1999 Stock Option Plan

     Our 1999 Stock Option Plan provides for the grant of equity-based compensation to our key employees and consultants. Participants in the 1999 Stock Option Plan can receive incentive stock options and nonqualified stock options, in either case, to acquire shares of our common stock. The 1999 Stock Option Plan provides for the issuance of options to acquire up to an aggregate of 1,057,232 shares of our common stock, or 17.4% of the common stock on a fully-diluted basis. The shares authorized under the 1999 Stock Option Plan were increased during 2000 in order to cover options issued to new executives. The 1999 Stock Option Plan is intended to assist us in attracting and retaining employees of outstanding ability. Options under the plan were granted to give senior management a financial stake in our future performance. The Compensation Committee administers the 1999 Stock Option Plan.

     The following table sets forth certain information relating to the option grants under our 1999 Stock Option Plan for the year ended December 31, 2000. Approximately two-thirds of the options granted to the executives have an exercise price of $10 per share, which is the per share price paid by New World Pasta LLC and Miller Pasta LLC in connection with the recapitalization and, in our estimation, represents the fair market value of a share of our common stock. The exercise price for the remainder of the options is $73.50 per share.

                                                   OPTION/SAR GRANTS IN 2000
------------------------------------------------------------------------------------------------------------------------------------
                                           Individual Grants
                                           -----------------
                                  Number Of         Percent Of Total
                                  Securities          Options/SARs
                                  Underlying           Granted To
                                 Options/SARs         Employees In        Exercise or Base         Expiration    Grant Date Present
     Name                       Granted (#)/(1)/    Fiscal Year/(2)/        Price ($/Sh)              Date         Value $ /(3)/
     ----                       ----------------    ----------------        ------------              ----         -------------
------------------------------------------------------------------------------------------------------------------------------------
John E. Denton                    199,152               54.26                   10.00                01/28/10         706,990
                                  106,515               50.64                   73.50                01/28/10            0
------------------------------------------------------------------------------------------------------------------------------------
Wayne Robison                      46,111               12.56                   10.00                01/28/10         163,694
                                   24,823               11.80                   73.50                01/28/10            0
------------------------------------------------------------------------------------------------------------------------------------
Angelo Fraggos                     46,111               12.56                   10.00                01/28/10         163,694
                                   24,823               11.80                   73.50                01/28/10            0
------------------------------------------------------------------------------------------------------------------------------------
Burton R. Freeman                  10,694                1.70                   10.00                01/28/09          37,964
                                   12,264                1.05                   73.50                01/28/09            0
------------------------------------------------------------------------------------------------------------------------------------
All executive officers            367,040               99.43                   10.00                01/28/10       1,302,992
                                  210,343               99.47                   73.50                01/28/10            0
------------------------------------------------------------------------------------------------------------------------------------

     /(1)/ We did not grant any free-standing SARs or options with tandem SARs. Options vest over a five-year period.
     /(2)/ Percentage indicated is calculated based on the number of options granted with the same exercise price.
    /(3)/ Based on the Black-Scholes option pricing model. The use of this model should not be construed as an endorsement of its accuracy at valuing options. The actual value, if any, an executive may realize will depend on the excess of the stock price over the exercise price on the date the option is exercised, so there is no assurance the actual value realized will be at or near the value estimated by the Black-Scholes model. The estimated values under that model are based on the following assumptions:

                    Stock price                        $10.00
                    Expected option term               7 years
                    Stock price volatility             0
                    Dividend yield                     0
                    Risk-free interest rate            6.27%

     No options were exercised (and no payments were made by us in respect of any options) during 2000.

Aggregate Option Exercises in Last Fiscal Year and Fiscal Year-End Option Values

------------------------------------------------------------------------------------------------------------------
                                                   Number of Securities
                                                  Underlying Unexercised              Value of Unexercised
                         Shares                  Options at Fiscal Year End            In-the-Money Options
                      Acquired on   Value                   (#)                      at Fiscal Year-End ($)
        Name            Exercise    Realized    Exercisable     Unexercisable     Exercisable       Unexercisable
        ----            --------    --------    -----------     -------------     -----------       -------------
------------------------------------------------------------------------------------------------------------------
John E. Denton             --          --            --            305,667                --                0
-----------------------------------------------------------------------------------------------------------------
C. Mickey Skinner          --          --          18,888             --                  0               --
-----------------------------------------------------------------------------------------------------------------
Wayne Robison              --          --            --             70,934                --                0
-----------------------------------------------------------------------------------------------------------------
Angelo Fraggos             --          --            --             70,934                --                0
-----------------------------------------------------------------------------------------------------------------
John C. Miller             --          --          43,353          127,443                0                 0
-----------------------------------------------------------------------------------------------------------------
Burton R. Freeman          --          --          14,187           56,747                0                 0
-----------------------------------------------------------------------------------------------------------------

Other Incentive Arrangements

     In addition to equity-based compensation, bonuses are offered to a select group of management employees. Annual bonus payments are based on a percentage of the participating employee's base salary. Bonus percentages are established by the Compensation Committee or, in some instances, by the individual's employment agreement. Bonuses are paid out only if specified performance criteria are satisfied or if otherwise approved. The criteria to be used in any particular year are determined by the Compensation Committee or are set forth in the individual's employment agreement and may include earnings before interest, taxes, depreciation and amortization, cash flow, sales, market share and other similar Company performance-based objectives. In addition to these objectives, individuals will also have specific objectives related to their job function. In 2000, the performance objectives were not satisfied, however, the Compensation Committee approved a payment in lieu of a bonus based on the significant progress that was made in stabilizing the business and developing plans that will result in future growth.

     New World Pasta LLC and Miller Pasta LLC have also entered into agreements with members of senior management to make payment to them based on the preferred dividends paid and the equity value of our Company at the point it is sold or engages in a public offering of securities.

Employment Agreements

     On February 4, 2000 we entered into an employment agreement with Mr. Denton. The employment agreement with Mr. Denton provides for his full-time employment as Chairman of the Board of Directors and Chief Executive Officer. The agreement is for a term of two years with automatic one-year extensions unless either party notifies the other of its desire to terminate the agreement 90 days prior to its scheduled termination date.

     Mr. Denton's agreement provides for a base salary of $400,000 to be paid during the term--which may be increased annually based on performance and merit--and a maximum annual bonus equal to 100% of his base salary. In addition, Mr. Denton's agreement provides for a grant of options to purchase an aggregate of three and one-half percent of the shares of our common stock outstanding on the grant date at an exercise price equal to $10 per share and options equal to one and three quarters percent of the common stock outstanding on the grant date at an exercise price of $73.50 per share. Mr. Denton was issued 29,286 shares of common stock and 792 shares of preferred stock. 11,714 of these shares of common stock and 317 of these shares of preferred stock are subject to forfeiture. The forfeiture restriction lapse as to one-fourth of these shares on each anniversary of the date of his employment agreement or upon a change of control. Pursuant to Mr. Denton's agreement, he is also entitled to receive the health, welfare and pension benefits generally available to our senior executives and up to an aggregate of $20,000 annually for a country club membership and car allowance.

     In the event Mr. Denton's employment is terminated by us without cause, as defined in his agreement, or by Mr. Denton with good reason, as defined in his agreement, he will be entitled to receive his then-current base salary and benefits under his agreement for the remainder of the term, provided however that if Mr. Denton is terminated without cause prior to his second anniversary with the Company, he will be entitled to receive his salary and benefits until the end of such two-year period. Mr. Denton's agreement provides that he will be subject to non-competition restrictions following the termination of his employment during any period that he is receiving payments from us.

     During 2000, we also entered into employment agreements with Messrs. Fraggos, Robison and Vesce. Their agreements provide for their full-time employment in their respective positions as Vice President of Sales and Business Development, Vice President of Finance and Chief Financial Officer, and Vice President of Marketing, respectively. These agreements are for a term of two years with automatic one-year extensions unless either party notifies the other of its desire to terminate the agreement 90 days prior to its scheduled termination date. Each of these agreements provides the individual with a base salary, a maximum bonus opportunity of 50% of his base salary, stock option grants and certain welfare and pension benefits. The salaries per each agreement are as follows: Mr. Fraggos - $175,000, Mr. Robison - $200,000 and Mr. Vesce - $175,000. Each individual agreement provides for the grant of 46,111 stock options with a exercise price of $10 per share and 24,823 options with an exercise price of $73.50 per share. In the event of the individual's termination without cause, each agreement provides for a severance payment of six months pay. Mr. Robison's agreement also provides for a car allowance and the reimbursement of certain costs incurred in his relocation. Mr. Fraggos and Mr. Vesce have car allowances also.

     On January 28, 1999, we entered into an employment agreement with Mr. Skinner. This employment agreement provided for Mr. Skinner's full-time employment as Chairman of the Board of Directors and Chief Executive Officer for an initial term of three years, with an option to renew the term for an additional two years on either a full-time basis, in which case he would remain Chairman and CEO during the renewal term, or on a part-time basis, in which case Mr. Skinner would function as Chairman during the renewal term. On February 2, 2000 we entered into an agreement with Mr. Skinner to relinquish his position as Chairman of the Board and Chief Executive Officer and assume the position of Chairman Emeritus. The new agreement terminated Mr. Skinner's employment agreement dated January 28, 1999. Under the terms of the new agreement, Mr. Skinner will be employed through January 27, 2004. Mr. Skinner's compensation will be $400,000 per year through January 27, 2002 and $250,000 per year through January 27, 2004. The stock options previously granted to Mr. Skinner to purchase 18,888 shares of our common stock at $10 per share immediately vested and all other options previously granted were relinquished. Mr. Skinner is also entitled to health, welfare and pension benefits as well as reimbursement of expenses up to $12,000 per year incurred for a country club membership, income tax return preparation of up to $2,000 per year, car allowance of up to $1,200 per month and business expenses, including first class travel for himself and, where appropriate, travel expenses for his spouse. Mr. Skinner is subject to specified non-competition and confidentiality provisions.

     On January 28, 1999, we entered into an employment agreement with Mr. Miller. This employment agreement provides for Mr. Miller's part-time employment for an initial term of three years, with an option to renew the term for an additional two years. Mr. Miller's agreement provides for a base salary of $200,000 to be paid during the term--increased annually by an amount equal to the percentage increase in the Consumer Price Index for the Minneapolis area-- and a maximum annual bonus opportunity equal to 50% of his base salary. In addition, Mr. Miller's agreement provides for a grant of options to purchase an aggregate of 200,936 shares of our common stock under our 1999 Stock Option Plan. The exercise price of options to purchase 92,778 shares is equal to $10 per share and the exercise price of options to purchase 108,158 shares is equal to $73.50 per share. Pursuant to Mr. Miller's agreement, Mr. Miller is also entitled to receive the welfare and pension benefits generally available to our senior executives. During 2000, in accordance with the terms of his agreement, Mr. Miller's stock option grant was reduced to 170,796 options with 78,862 of the options having an exercise price of $10 per share and 91,934 of the options having an exercise price of $73.50.

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

     Mr. Miller's agreement initially provided that he would be President of the Company, but effective February 28, 2000, Mr. Miller and the Company have agreed that Mr. Miller will no longer serve as President.

     On January 28, 1999, we entered into an employment agreement with Mr. Snow. This employment agreement provides for Mr. Snow's part-time employment for an initial term of three years, with an option to renew the term for an additional two years. Mr. Snow's agreement provides for a base salary of $100,000 to be paid during the term--increased annually by an amount equal to the percentage increase in the Consumer Price Index for the Minneapolis area--and a maximum annual bonus opportunity equal to 50% of his base salary. In addition, Mr. Snow's agreement provides for a grant of options to purchase an aggregate of 141,832 shares of our common stock under our 1999 Stock Option Plan. The exercise price of options to purchase 92,778 shares is equal to $10 per share and the exercise price of options to purchase 49,054 shares is equal to $73.50 per share. Pursuant to Mr. Snow's agreement, he is also entitled to receive the welfare and pension benefits generally available to our senior executives. Pursuant to the terms of his agreement during 2000, Mr. Snow's stock option grant was reduced to 120,557 options with 78,861 of the options having an exercise price of $10 per share and 41,696 options having an exercise price of $73.50.

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

  Mr. Snow's agreement initially provided that he would be an Executive Vice President, but effective February 28, 2000, Mr. Snow and the Company have agreed that Mr. Snow will no longer serve as Executive Vice President.

Compensation Committee Interlocks and Insider Participation

  New World Pasta's Compensation Committee currently consists of Messrs. Snow, Ying and Milgrim. Mr. Snow is, along with Mr. Miller, a principal in Miller Milling Company, and was an Executive Vice President of New World Pasta until February 28, 2000. Under three separate agreements, Miller Milling Company provided, and continues to provide, certain raw materials and procurement services to New World Pasta and its subsidiaries. In 2000, New World Pasta paid Miller Milling Company in excess of $39 million for these raw materials and services, and New World Pasta expects to pay Miller Milling Company in excess of $43 million for these raw materials and services in fiscal year 2001. For further information regarding these agreements, see "ITEM 13. Certain Relationships and Related Transactions --Procurement Agreement," "Fresno Mill Agreement" and "Winchester Mill Agreement."

Compensation of Directors

  Directors do not receive any compensation for their services. They are, however, reimbursed for travel expenses and other out-of-pocket costs incurred in connection with attendance at board of directors and committee meetings.

ITEM 12. Security Stock Ownership of Certain Beneficial Owners and Management

   The following table sets forth information regarding ownership of shares of our common stock and preferred stock, as of February 1, 2001, by each person known to be the owner of 5% or more of our common stock, by each person who is a director or executive officer and by all directors and executive officers as a group. Unless otherwise indicated, the address of each person listed below is 85 Shannon Road, Harrisburg, Pennsylvania 17112. When reviewing the following table, you should be aware that:

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

   . Messrs. Grillo, Levy, Lightcap and Ying are general partners of JLL Associates III, LLC, the general partner of Joseph Littlejohn & Levy Fund III, L.P., which owns membership interests in New World Pasta LLC. As a result, each may be deemed to beneficially own all of the shares of common stock and preferred stock owned by New World Pasta LLC.

                                                        Common Stock             Preferred Stock
                                                 --------------------------  -----------------------
                                                    Number      Percentage     Number    Percentage
                                                 of Shares/(1)/  of Class    of Shares    of Class
                                                 ----------     -----------  ----------  -----------
New World Pasta LLC                               4,167,869       83.2%      100,636.31    88.2%
  450 Lexington Avenue
  New York, NY 10017
Miller Pasta LLC                                    532,131       10.6%       12,848.69    11.3%
  880 Grain Exchange Building
  Minneapolis, MN 55415
Hershey Foods Corporation                           300,000        6.0%              --      --
  100 Crystal A Drive
  Hershey, PA  17033
C. Mickey Skinner                                   551,019       11.0%       12,848.69    11.3%
John C. Miller                                      618,837       12.1%       12,848.69    11.3%
Michael L. Snow                                     588,694       11.6%       12,848.69    11.3%
John E. Denton                                       72,848        1.4%          675.00       *
Cecil A. Archbold                                    16,644          *               --      --
Angelo Fraggos                                       14,187          *               --      --
Burton R. Freeman                                    28,374          *               --      --
Mark E. Kimmel                                       14,472          *               --      --
Wayne Robison                                        14,187          *               --      --
Stephen H. Vesce                                     14,187          *               --      --
Glenn A. Zearfoss                                    28,374          *               --      --
Anthony Grillo                                    4,167,869       83.2%      100,636.31    88.2%
Paul S. Levy                                      4,167,869       83.2%      100,636.31    88.2%
Jeffrey C. Lightcap                               4,167,869       83.2%      100,636.31    88.2%
Brett N. Milgrim                                         --         --               --      --
David Y. Ying                                     4,167,869       83.2%      100,636.31    88.2%
All directors and executive                       5,065,430       94.4%      114,160.00   100.0%
  officers as a group (16 persons)

*    Less than 1%.

/(1)/ The following number of stock options, exercisable as of January 28, 2001, are included in the total number of shares of common stock listed: J. Denton - 61,134; W. Robison - 14,187; A. Fraggos - 14,187; G. Zearfoss-28,374; B. Freeman - 28,374; C. Archbold - 16,644; M. Kimmel - 14,472; S.
      Vesce - 14,187; C. Mickey Skinner - 18,888; J. Miller - 86,706; M. Snow-56,563; and the executive officers and directors as a group - 353,716. Mr. Denton's shares specified also include 11,714 shares of common stock and 317 shares of preferred stock which are subject to forfeiture.

ITEM 13.  Certain Relationships and Related Transactions

   New World Pasta LLC, which beneficially owns 83.2% of our common stock, is controlled by Joseph Littlejohn & Levy Fund III, L.P., which is controlled by Joseph Littlejohn & Levy. Miller Pasta LLC, which beneficially owns 10.6% of our common stock, is controlled by a group of investors, including C. Mickey Skinner, John Miller, Michael Snow and Miller Milling Company. Messrs. Skinner, Miller and Snow are directors of our Company, and Messrs. Miller and Snow are principals of Miller Milling Company. Some of these entities and individuals are parties to material agreements with us, as described below. See also "Management--Employment Agreements" for a discussion of the employment agreements between us and Messrs. Skinner, Miller and Snow.

Stockholders' Agreement

  In connection with the recapitalization in which our current principals acquired control of our Company, Miller Pasta LLC, New World Pasta LLC, HFC, our Company and some of the members of Miller Pasta LLC entered into a Stockholders' Agreement dated January 28, 1999. This Stockholders' Agreement provides, among other things, that New World Pasta LLC has, at all times, the right to elect a majority of our board of directors. Under the Stockholders' Agreement, Mr. Skinner has the right to continue to serve on our board of directors through January 28, 2004. The current board of directors designees of New World Pasta LLC are Messrs. Grillo, Levy, Lightcap, Milgrim and Ying, and the current board of directors designees of Miller Milling Company are Messrs. Miller and Snow.

  Under the Stockholders' Agreement, Miller Pasta LLC and HFC agreed not to transfer any of our securities, except to permitted transferees. As defined in the Stockholders' Agreement, permitted transferees include:

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

  The securities of our Company held by Miller Pasta LLC and HFC are subject to "tag-along" and "drag-along" rights upon the transfer of any of our securities by New World Pasta LLC. The "tag-along" rights allow Miller Pasta LLC and HFC to participate, in proportion to their respective ownership interests in us, in any sale by New World Pasta LLC of our securities to a third party. The "drag-along" rights allow New World Pasta LLC to cause Miller Pasta LLC and HFC to participate, in proportion to their respective ownership interests in us, in any sale by New World Pasta LLC of our securities to a third party.

  The Stockholders' Agreement provides that after 180 days following the completion of an initial public offering of our common stock:

      . HFC and all of the members of Miller Pasta LLC, other than Miller Milling Company and Messrs. Skinner, Miller and Snow, will be able to sell their shares of our common stock without restriction;

      . Miller Milling Company and Messrs. Skinner, Miller and Snow will be able to sell up to 75% of their shares of our common stock during specified time periods; and

      . each of New World Pasta LLC and Miller Pasta LLC will have the right, under some circumstances and subject to some conditions, to require us to register their shares of our common stock under the Securities Act of 1933.

  The Stockholders' Agreement also provides that we will pay all expenses in connection with the first three demand registrations requested by each of New World Pasta LLC and Miller Pasta LLC, and in connection with any registration commenced by us as a primary offering in which New World Pasta LLC and Miller Pasta LLC participate through piggyback registration rights granted under the Stockholders' Agreement. We will also be required to pay all expenses in connection with any registration we commence as a primary offering in which HFC participates through piggyback registration rights granted to it under the Stockholders' Agreement. New World Pasta LLC, Miller Pasta LLC and HFC also are granted preemptive rights under the Stockholders' Agreement to participate in future private equity offerings. Some of the rights under the Stockholders' Agreement terminate when either New World Pasta LLC or Miller Pasta LLC ceases to own at least 25% of its initial investment in us. Unless terminated earlier pursuant to its terms, the Stockholders' Agreement will terminate on January 28, 2009.

Procurement Agreement

  We are a party to a long-term Procurement Agreement, dated January 28, 1999, (the "Procurement Agreement") with Miller Milling Company, pursuant to which Miller Milling Company has agreed to procure all of our requirements for durum wheat and semolina and other specified products, and contracts for the milling of durum and other related services, including quality testing, execution of futures and hedging contracts, transportation and storage, other than those contract goods and contract services supplied under the Fresno Mill Agreement and the Winchester Mill Agreement, each as described below. Miller Milling Company has agreed to use reasonable commercial efforts to procure the contract goods and contract services under the Procurement Agreement on terms that we believe are commercially favorable. In return for its services under the Procurement Agreement, Miller Milling Company is entitled to a minimum fee per year, subject to adjustment. The Procurement Agreement may be terminated by either party if the other defaults and the default is not cured within a specified period of its receiving written notice thereof. We have the right under the Procurement Agreement to inspect Miller Milling Company's purchase and manufacturing records. In addition, the Procurement Agreement contains customary indemnification provisions for both parties.

Fresno Mill Agreement

  Pursuant to a multi-year Amended and Restated Mill Agreement, dated March 10, 2000 (the "Fresno Agreement') between Miller Milling Company and us, we have agreed to purchase from Miller Milling Company a substantial portion of the semolina needs of our Fresno, CA plant. Miller Milling Company mills this semolina at their Fresno, CA mill at a price which we believe is commercially favorable. The Fresno Agreement may be terminated by either party if the other party defaults and the default is not cured within a specified period. In addition, we have the right to inspect Miller Milling Company's Fresno mill and their books and records upon request. The Fresno Agreement was amended as of March 10, 2000 to extend the term through December 31, 2009, to add a consumer price index based pricing adjustment and to provide for certain capital additions to the mill. See Note 12 of the Notes to Consolidated Financial Statements for information regarding this agreement.

Winchester Mill Agreement

  Pursuant to a multi-year Amended and Restated Mill Agreement, dated March 10, 2000 (the "Winchester Agreement") among Miller Milling Company, Winchester Pasta LLC, a former wholly-owned subsidiary that was merged into us effective January 1, 2001, and us, we have agreed to purchase from Miller Milling Company substantially all of the semolina needs of our Winchester, VA plant. Under some circumstances, we will also purchase from Miller Milling Company a significant portion of our semolina requirements for our Lebanon, PA plant. Miller Milling Company mills this semolina at their Winchester, VA mill at a price that we believe is commercially favorable. We may inspect Miller Milling Company's Winchester mill and their books and records upon request. The Winchester Agreement may be terminated by either party if the other party defaults and the default is not cured within a specified period. The Winchester Agreement was amended as of March 10, 2000 to extend the term through December 31, 2009, to add a consumer price index based pricing adjustment and to provide for certain capital additions to the mill. See Note 12 of the Notes to Consolidated Financial Statements for information regarding this agreement.

  We paid in excess of $39 million to Miller Milling Company in 2000 pursuant to the Procurement Agreement, the Fresno Agreement and the Winchester Agreement, and we expect to pay in excess of $43 million in 2001 pursuant to these contracts.

Employment Agreements

  We are a party to employment agreements with Messrs. Skinner, Miller, Snow, Denton, Fraggos, Robison and Vesce. For further information regarding the terms of these employment agreements, see "Employment Agreements" in ITEM 11.

Tax Sharing Agreement

  Our Company and our former subsidiaries are included in New World Pasta LLC's consolidated group for U.S. federal income tax purposes as well as in some consolidated, combined or unitary groups which include New World Pasta LLC for state income tax purposes. We entered into a Tax Sharing Agreement with New World Pasta LLC in connection with the recapitalization in which our current principals acquired control of New World Pasta. Pursuant to the Tax Sharing Agreement, we generally will make payments to New World Pasta LLC such that, with respect to tax returns for any taxable period in which we or any of our subsidiaries is included in the consolidated group or any combined group, the amount of taxes to be paid by us will be determined, subject to specified adjustments, as if we and each of our former subsidiaries included in the consolidated group or combined group filed our own tax return. We and New World Pasta LLC will prepare pro forma tax returns with respect to any tax return filed with respect to the consolidated group or any combined group in order to determine the amount of tax sharing payments under the Tax Sharing Agreement. The Tax Sharing Agreement does not alter our general responsibility for any taxes with respect to tax returns that include only us and our former subsidiaries. Due to the Section 338(h)(10) election as described in Note 1 of the consolidated financial statements, the consolidated group has a loss for federal and state income tax purposes in 2000 and anticipates a tax loss in 2001. Accordingly, we do not expect to have any significant payments to New World Pasta LLC in fiscal 2001.

  New World Pasta LLC is responsible for filing any tax return with respect to the consolidated group or any combined group. Pursuant to the Tax Sharing Agreement, we are responsible for preparing these tax returns. The Tax Sharing Agreement does not alter our general responsibility for preparing and filing any tax returns that include only us and our former subsidiaries.

  New World Pasta LLC is primarily responsible for controlling and contesting any audit or other tax proceeding with respect to the consolidated group or any combined group. Pursuant to the Tax Sharing Agreement, we will conduct the contest of any audit or tax proceeding that relates to any tax return which we are responsible for preparing. However, the entering into of any settlement or agreement, or any decision in connection with any judicial or administrative tax proceeding, will be subject to the consent of New World Pasta LLC.

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

                                    PART IV

ITEM 14.    Financial Statements, Schedules, Exhibits and Report on Form 8-K

                                                                                                    Page No.
                                                                                                    --------
(a)  Documents filed as part of this Form 10-K.

     1. Financial Statements:

       -   Independent Auditors' Report..............................................................  F1
       -   Consolidated Balance Sheets as of December 31, 2000 and 1999..............................  F3
       -   Consolidated Statements of Operations for the Years Ended December 31, 2000,
               1999 and 1998.........................................................................  F4
       -   Consolidated Statements of Stockholders' Equity (Deficit) for the Years Ended
               December 31, 2000, 1999 and 1998......................................................  F5
       -   Consolidated Statements of Cash Flows for the Years Ended December 31, 2000,
               1999 and 1998.........................................................................  F6
       -   Notes to Consolidated Financial Statements................................................  F8

     2. Financial Statement Schedules:-
        Schedules have been omitted because the information required to be set forth therein is not applicable or is shown in the financial statements or notes thereto.

     3. Exhibits:

        Exhibit
        Number                 Description
        ------                 -----------

        2.1 Recapitalization Agreement, dated as of December 15, 1998, by and among Hershey Foods Corporation, Hershey CRE, Inc., Homestead, Inc., New World Pasta Company, New World Pasta, LLC, Joseph Littlejohn & Levy Fund III, L.P., filed as Exhibit 2.1 to the Registration Statement on Form S-4 (Reg. No. 333-76763) declared effective August 3, 1999.

        2.2 Amendment No. 1 to Recapitalization Agreement, dated as of January 28, 1999, by and among Hershey Foods Corporation, Hershey Chocolate & Confectionery Corporation (as successor to Hershey CRE, Inc.), Homestead, Inc., New World Pasta Company, New World Pasta, LLC, Joseph Littlejohn & Levy Fund III, L.P., filed as Exhibit 2.2 to the Registration Statement on Form S-4 (Reg. No. 333-76763) declared effective August 3, 1999.

        3.1 Amended and Restated Certificate of Incorporation of New World Pasta Company, as filed with the Secretary of State of the State of Delaware on January 28, 1999, filed as Exhibit 3.1 to the Registration Statement on Form S-4 (Reg. No. 333-76763) declared effective August 3, 1999.

        3.2 Amended and Restated By-Laws of New World Pasta Company, filed as Exhibit 3.2 to the Registration Statement on Form S-4 (Reg. No. 333-76763) declared effective August 3, 1999.

        3.3 Certificate of Formation of Winchester Pasta, LLC, as filed with the Secretary of State of the State of Delaware on December 17, 1998, filed as Exhibit 3.3 to the Registration Statement on Form S-4 (Reg. No. 333-76763) declared effective August 3, 1999.

        3.4 Limited Liability Company Agreement of Winchester Pasta, LLC, dated as of December 17, 1998, by and between Hershey Foods Corporation, as the sole member, and Winchester Pasta, LLC, filed as Exhibit 3.4 to the Registration Statement on Form S-4 (Reg. No. 333-76763) declared effective August 3, 1999.

        3.5 Amendment No. 1 to Limited Liability Company Agreement of Winchester Pasta LLC, dated as of January 28, 1999, among Hershey Foods Corporation, as the original member, New World Pasta Company, as the successor member, and Winchester Pasta, LLC, filed as Exhibit 3.5 to the Registration Statement on Form S-4 (Reg. No. 333-76763) declared effective August 3, 1999.

        3.6 Certificate of Formation of Pasta Group, LLC, as filed with the Secretary of State of the State of Delaware on December 17, 1998, filed as Exhibit 3.6 to the Registration Statement on Form S-4 (Reg. No. 333-76763) declared effective August 3, 1999.

        3.7 Limited Liability Company Agreement of Pasta Group LLC, dated as December 17, 1998, by and between Hershey Foods Corporation, as the sole member, and Pasta Group, LLC, filed as Exhibit 3.7 to the Registration Statement on Form S-4 (Reg. No. 333-76763) declared effective August 3, 1999.

        3.8 Amendment No. 1 to Limited Liability Company Agreement of Pasta Group LLC, dated as of January 28, 1999, among Hershey Foods Corporation, as the original member, New World Pasta Company, as the successor member, and Pasta Group, LLC, filed as Exhibit
                 3.8 to the Registration Statement on Form S-4 (Reg. No. 333-76763) declared effective August 3, 1999.

        4.1 Indenture, dated as of February 19, 1999, among New World Pasta Company, as issuer, Winchester Pasta, LLC, as guarantor, Pasta Group, LLC, as guarantor, and The Bank of New York, as trustee, filed as Exhibit 4.1 to the Registration Statement on Form S-4 (Reg. No. 333-76763) declared effective August 3, 1999.

        4.2 Senior Subordinated Guarantee, dated February 19, 1999, by Pasta Group, LLC in favor of (i) the holders of New World Pasta Company's outstanding 9 1/4% Senior Subordinated Notes due 2009 and 9 1/4% Senior Subordinated Exchange Notes due 2009 and (ii) the Bank of New York, as trustee under the indenture governing the above-referenced notes, filed as Exhibit 4.2 to the Registration Statement on Form S-4 (Reg. No. 333-76763) declared effective August 3, 1999.

        4.3 Senior Subordinated Guarantee, dated February 19, 1999, by Winchester Pasta, LLC in favor of (i) the holders of New World Pasta Company's outstanding 9 1/4% Senior Subordinated Notes due 2009 and 9 1/4% Senior Subordinated Exchange Notes due 2009 and (ii) the Bank of New York, as trustee under the indenture governing the above-referenced notes, filed as Exhibit 4.3 to the Registration Statement on Form S-4 (Reg. No. 333-76763) declared effective August 3, 1999.

        4.4 Registration Rights Agreement, dated as of February 19, 1999, by and among New World Pasta Company, Winchester Pasta, LLC, Pasta Group, LLC, Morgan Stanley & Co. Incorporated and Scotia Capital Markets (USA), Inc., filed as Exhibit 4.4 to the Registration Statement on Form S-4 (Reg. No. 333-76763) declared effective August 3, 1999.

        4.5 Form of New World Pasta Company 9 1/4% Senior Subordinated Notes due 2009 (included in Exhibit 4.1), filed as Exhibit 4.5 to the Registration Statement on Form S-4 (Reg. No. 333-76763) declared effective August 3, 1999.

        4.6 Form of New World Pasta Company 9 1/4% Senior Subordinated Exchange Notes due 2009, filed as Exhibit 4.6 to the Registration Statement on Form S-4 (Reg. No. 333-76763) declared effective August 3, 1999.

        10.1 Stockholders' Agreement, dated as of January 28, 1999, among New World Pasta Company, New World Pasta, LLC, Miller Pasta, LLC and Hershey Foods Corporation, filed as Exhibit 10.1 to the Registration Statement on Form S-4 (Reg. No. 333-76763) declared effective August 3, 1999.

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

        10.5 Subsidiary Guaranty, dated as of January 28, 1999, made by each of Pasta Group, LLC and Winchester Pasta, LLC, in favor of The Bank of Nova Scotia, as Administrative Agent, filed as Exhibit
                 10.5 to the Registration Statement on Form S-4 (Reg. No. 333-76763) declared effective August 3, 1999.

        10.6 Subsidiary Security Agreement, dated as of January 28, 1999, among Pasta Group, LLC and Winchester Pasta, LLC as grantors, and The Bank of Nova Scotia, as Administrative Agent, filed as
                 Exhibit 10.6 to the Registration Statement on Form S-4 (Reg. No. 333-76763) declared effective August 3, 1999.

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

        10.9 Mill Agreement, dated January 28, 1999, between Winchester Pasta, LLC and Miller Milling Company, filed as Exhibit 10.9 to the Registration Statement on Form S-4 (Reg. No. 333-76763) declared effective August 3, 1999.

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

        10.12 Tax Sharing Agreement, dated January 28, 1999, between New World Pasta Company and New World Pasta, LLC, filed as Exhibit
                 10.12 to the Registration Statement on Form S-4 (Reg. No. 333-76763) declared effective August 3, 1999.

        10.13 Employment Agreement, dated as of January 28, 1999, between New World Pasta Company and C. Mickey Skinner, filed as Exhibit
                 10.13 to the Registration Statement on Form S-4 (Reg. No. 333-76763) declared effective August 3, 1999.

        10.14 Employment Agreement, dated as of January 28, 1999, between New World Pasta Company and John C. Miller, filed as Exhibit 10.14 to the Registration Statement on Form S-4 (Reg. No. 333-76763) declared effective August 3, 1999.

        10.15 Employment Agreement, dated as of January 28, 1999, between New World Pasta Company and Michael L. Snow, filed as Exhibit 10.15 to the Registration Statement on Form S-4 (Reg. No. 333-76763) declared effective August 3, 1999.

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

        10.21 Agreement dated February 2, 2000 between New World Pasta Company and C. Mickey Skinner, filed as Exhibit 10.21 to the Company's Form 10-K filed on March 29, 2000.

        10.22 Employment Agreement dated as of February 4, 2000 between John Denton and New World Pasta Company, filed as Exhibit 10.22 to the Company's Form 10-K filed on March 29, 2000.

        10.23 New World Pasta Company 1999 Stock Option Plan, as amended, dated April 17, 2000, filed as Exhibit 10.23 to the Company's Form 10-Q filed on May 17, 2000.

        10.24 Amended and Restated Mill Agreement among Miller Milling Company, Winchester Pasta, LLC and Pasta Group LLC dated March 10, 2000, filed as Exhibit 10.24 to the Company's Form 10-Q filed on May 17, 2000.

        10.25 Amended and Restated Mill Agreement between New World Pasta Company and Miller Milling Company dated March 10, 2000, filed as Exhibit 10.25 to the Company's Form 10-Q filed on May 17, 2000.

        10.26 Amendment No. 1 to Credit Agreement, dated as of January 28, 1999, among New World Pasta Company, the various institutions party thereto (the "Lenders"), certain financial institutions as the Co-Agents for the Lenders, Morgan Stanley Senior Funding, Inc., as Syndication Agent, and The Bank of Nova Scotia, as Lead Arranger and as Administrative Agent for the Lenders, filed as Exhibit 10.26 to the Company's Form 10-Q filed on August 14, 2000.

        10.27 Employment Agreement dated April 24, 2000 between New World Pasta and Angelo Fraggos, filed as Exhibit 10.27 to the Company's Form 10-Q filed on August 14, 2000.

        10.28 Employment Agreement dated May 8, 2000 between New World Pasta and Wayne Robison, filed as Exhibit 10.28 to the Company's Form 10-Q filed on August 14, 2000.

        10.29 Employment Agreement dated September 14, 2000 between New World Pasta and Stephen H. Vesce, filed as Exhibit 10.29 to the Company's Form 10-Q filed on November 14, 2000.

        12.1 Computation of Ratio of Earnings to Fixed Charges and Combined Fixed Charges, filed as an exhibit hereto.

        21.1 Agreement and Plan of Merger, dated as of December 15, 2000 between Pasta Group, LLC and New World Pasta Company, filed as an exhibit hereto.

        21.2 Agreement and Plan of Merger, dated as of December 15, 2000 between Winchester Pasta, LLC and New World Pasta Company, filed as an exhibit hereto.


(b)    Report on Form 8-K.

       None.

                                  SIGNATURES

  Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


             NEW WORLD PASTA COMPANY
             -----------------------------------
                  (Registrant)

       By:

             /s/ Wayne Robison
             -----------------------------------
             Wayne Robison, Vice President,
             Finance and Chief Financial Officer

  Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed on March 22, 2001 by the following persons on behalf of the registrant and in the capacities indicated.


             Signature                   Title
             ---------                   -----


             /s/ John E. Denton          Chairman of the Board and
             ------------------------
             (John E. Denton)            Chief Executive Officer and Director


             /s/ C. Mickey Skinner       Chairman Emeritus and Director
             ------------------------
             (C. Mickey Skinner)


             /s/ Frank Chalk             Controller and Chief Accounting Officer
             ------------------------
             (Frank Chalk)


             /s/ Anthony Grillo          Director
             ------------------------
             (Anthony Grillo)


             /s/ Paul S. Levy            Director
             ------------------------
             (Paul S. Levy)


             /s/ Jeffrey C. Lightcap     Director
             ------------------------
             (Jeffrey C. Lightcap)


             /s/ Brett N. Milgrim        Director
             ------------------------
             (Brett N. Milgrim)


             /s/ John C. Miller          Director
             ------------------------
             (John C. Miller)


             /s/ Michael L. Snow         Director
             ------------------------
             (Michael L. Snow)


             /s/ David Y. Ying           Director
             ------------------------
             (David Y. Ying)

                         INDEPENDENT AUDITORS' REPORT


Board of Directors and Stockholders
New World Pasta Company:

We have audited the accompanying consolidated balance sheets of New World Pasta Company and subsidiaries as of December 31, 2000 and 1999, and the related consolidated statements of operations, stockholders' equity (deficit) and cash flows for each of the years in the two-year period ended December 31, 2000. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of New World Pasta Company and subsidiaries as of December 31, 2000 and 1999, and the results of their operations and their cash flows for each of the years in the two-year period ended December 31, 2000 in conformity with accounting principles generally accepted in the United States of America.



/s/ KPMG LLP
Harrisburg, Pennsylvania
February 9, 2001

                                       F1

                   REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS


To the Board of Directors of
New World Pasta Company:

We have audited the accompanying consolidated statements of operations, stockholders' equity and cash flows of New World Pasta Company and subsidiaries (formerly Hershey Pasta Group) for the year ended December 31, 1998. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the results of operations and cash flows of New World Pasta Company and subsidiaries', for the year ended December 31, 1998, in conformity with accounting principles generally accepted in the Untited States.



                                              /s/ Arthur Andersen LLP
New York, New York
February 12, 1999

                                       F2

                            NEW WORLD PASTA COMPANY
                          CONSOLIDATED BALANCE SHEETS
                       As of December 31, 2000 and 1999
                       (in thousands, except share data)

                                                                                                      2000         1999
                                                                                                  ------------  ----------
ASSETS
Current assets:
      Cash and cash equivalents                                                                    $   9,542       13,146
      Trade and other receivables, net                                                                18,182       16,665
      Inventories, net                                                                                17,047       19,868
      Prepaid expenses and other current assets                                                        2,008        1,723
      Deferred income taxes                                                                           11,648        8,786
                                                                                                  ------------  -----------

           Total current assets                                                                       58,427       60,188
                                                                                                  ------------  -----------

Property, plant and equipment, net                                                                    92,164       99,200
Deferred income taxes                                                                                 93,725       95,667
Intangible assets and other assets, net                                                               62,872       64,571
Deferred debt costs, net                                                                               7,977        8,535
                                                                                                  ------------  -----------

           Total assets                                                                            $ 315,165      328,161
                                                                                                  ============  ===========

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current liabilities:
     Current portion of long-term debt                                                             $   1,300        1,340
     Accounts payable:
           Trade                                                                                       6,263        8,133
           Related parties                                                                             1,561        1,666
     Accrued interest expense                                                                          6,018        6,554
     Accrued marketing expense                                                                         8,923       10,885
     Other accrued expenses                                                                            8,089        8,958
                                                                                                  ------------  -----------

     Total current liabilities                                                                        32,154       37,536
                                                                                                  ------------  -----------

Long-term debt, less current maturities                                                              286,425      291,655
Employee benefit liabilities                                                                           6,539        8,406
Other long-term liabilities                                                                              712         --
                                                                                                  ------------  -----------

           Total liabilities                                                                         325,830      337,597
                                                                                                  ------------  -----------
Mandatorily redeemable 12% cumulative preferred stock, $.01 par value;
     $1,000 liquidation preference value; 115,000 shares authorized;
     114,160 and 113,485 shares issued and outstanding as of December 31,
     2000 and December 31, 1999, respectively                                                        140,466      126,096
Mandatorily redeemable common stock, $.01 par value; $10 liquidation value; 11,714 and 0 shares issued and outstanding as of December 31,
     2000 and December 31, 1999, respectively                                                            117         --
Unearned compensation                                                                                   (344)        --
                                                                                                  ------------  -----------

                                                                                                     140,239      126,096
                                                                                                  ------------  -----------
Stockholders' equity (deficit):
      Common stock, $.01 par value; 7,500,000 and 35,900,000 shares authorized as of December 31, 2000 and December 31, 1999,
         respectively; 5,000,000 shares issued and outstanding as of
         December 31, 2000 and 1999                                                                       50           50
     Additional paid-in capital                                                                      149,206      162,901
     Accumulated deficit                                                                            (300,160)    (298,483)
                                                                                                  ------------  -----------

           Total stockholders' deficit                                                              (150,904)    (135,532)
                                                                                                  ------------  -----------

Total liabilities and stockholders' deficit                                                        $ 315,165      328,161
                                                                                                  ============  ===========

See accompanying notes to consolidated financial statements.

                                       F3

                            NEW WORLD PASTA COMPANY
                     CONSOLIDATED STATEMENTS OF OPERATIONS
             For the years ended December 31, 2000, 1999 and 1998
                                (in thousands)

                                                                     2000                      1999                       1998
                                                                     ----                      ----                       ----
   Net sales                                                       $300,029                    354,019                    373,096
   Cost of sales                                                    165,486                    187,066                    205,775
                                                                --------------            ---------------           ---------------

   Gross profit                                                     134,543                    166,953                    167,321
   Selling and marketing expenses                                    94,184                    113,259                    109,788
   General and administrative expenses                               13,722                     13,671                     15,665
   Recapitalization transaction expenses                                 --                      7,764                         --
   Cost of restructuring, net                                           582                      2,700                         --
   Gain on sale of closed facility                                     (251)                        --                         --
                                                                --------------            ---------------           ---------------

   Income from operations                                            26,306                     29,559                     41,868
   Interest expense, net                                             28,903                     26,325                         --
                                                                --------------            ---------------           ---------------

   Income (loss) before income taxes                                 (2,597)                     3,234                     41,868
   Income tax expense (benefit)                                        (920)                     2,774                     15,954
                                                                --------------            ---------------           ---------------

   Net income (loss)                                                 (1,677)                       460                     25,914

   Preferred stock dividend                                         (13,695)                   (12,611)                        --
                                                               --------------            ---------------           ----------------

   Net income (loss) attributable to common stock                  $(15,372)                   (12,151)                    25,914
                                                               ==============            ===============           ================


See accompanying notes to consolidated financial statements.

                                       F4

                            NEW WORLD PASTA COMPANY
           CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
             For the years ended December 31, 2000, 1999 and 1998
                       (in thousands, except share data)

                                                                                Additional        Retained Earnings
                                                  Common Stock                    Paid-in           (Accumulated
                                               Shares         Amount              Capital              Deficit)            Total
                                               ------         ------              -------              --------            -----

Balance at January 1, 1998                         --         $   --               --                   162,777           162,777

Net income                                         --             --               --                    25,914            25,914

Advances and withdrawals with former
      parent prior to recapitalization,            --             --               --                   (21,747)          (21,747)
       net
                                              ----------     ----------      -------------           -------------     ------------

Balance at December 31, 1998                       --             --               --                   166,944           166,944

Advances and withdrawals with former
     parent prior to recapitalization,
      net                                          --             --               --                    (5,887)           (5,887)

Recapitalization and repurchase of
     stockholders' common stock
     followed by cancellation of
     treasury stock, including related
     income tax effects                       4,467,869           45           170,196                 (460,000)         (289,759)

Issuance of common stock                        532,131            5             5,316                    --                5,321

Net income                                           --           --               --                       460               460

Preferred stock dividend                             --           --           (12,611)                   --              (12,611)
                                              ----------     ----------      -------------           -------------     ------------


Balance at December 31, 1999                5,000,000             50           162,901                 (298,483)         (135,532)

Net loss                                           --             --               --                    (1,677)           (1,677)

Preferred stock dividend                           --             --           (13,695)                   --              (13,695)
                                           ----------        ----------      -------------           -------------     ------------

Balance at December 31, 2000                5,000,000         $   50           149,206                 (300,160)         (150,904)
                                           ==========        ==========      =============           =============     =============

See accompanying notes to consolidated financial statements.

                                       F5

                            NEW WORLD PASTA COMPANY
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
             For the Years ended December 31, 2000, 1999 and 1998
                                (in thousands)

                                                                                   2000                1999               1998
                                                                                   ----                ----               ----
Cash flows from operating activities:
      Net income (loss)                                                           $(1,677)               460              25,914

      Adjustment to reconcile net income (loss) to net cash provided by operating activities:
          Depreciation and amortization                                            15,053             15,468              14,647
          Loss (gain) from disposal of property, plant and equipment                 (192)             1,867                (382)
          Compensation expense from issuance of stock                                 741                 --                  --
          Deferred income taxes                                                      (920)             2,447               2,231
          Changes in assets and liabilities:
             Trade and other receivables                                           (1,517)               907              (2,431)
             Inventories                                                            2,702              2,580                (386)
             Prepaid expenses and other current assets                               (285)             3,070              (3,146)
             Accounts payable                                                      (1,975)               142              (5,205)
             Accrued interest expense                                                (536)             6,554                  --
             Accrued marketing expense                                             (1,962)               (47)              4,468
             Other accrued expenses and other liabilities                          (2,780)             2,692              (9,303)
                                                                                 -----------        ----------         -----------

      Net cash provided by operating activities                                     6,652             36,140              26,407
                                                                                 -----------        ----------         -----------

Cash flows from investing activities:
      Acquisition of property, plant and equipment                                 (5,075)            (3,960)             (4,660)
      Proceeds from disposal of property, plant and equipment                       1,099                 --                  --
                                                                                 -----------        ----------         -----------

      Net cash used in investing activities                                        (3,976)            (3,960)             (4,660)
                                                                                 -----------        ----------         -----------

Cash flows from financing activities:
     Proceeds from issuance of debt                                                   355            470,481                  --
     Proceeds from issuance of preferred stock                                         --             12,849                  --
     Proceeds from issuance of common stock                                            --              5,321                  --
     Repayment of debt                                                             (5,625)          (177,486)                 --
     Deferred debt costs                                                             (717)            (9,627)                 --
     Advances and withdrawals with former parent prior to
             recapitalization, net                                                     --             (5,887)            (21,747)
     Repurchase of preferred stock                                                   (293)                --                  --
     Repurchase of common stock                                                        --           (314,685)                 --
                                                                                 -----------        ----------         -----------

     Net cash used in financing activities                                         (6,280)           (19,034)            (21,747)
                                                                                 -----------        ----------         -----------

Net increase (decrease) in cash and cash equivalents                               (3,604)            13,146                  --
Cash and cash equivalents at beginning of year                                     13,146                 --                  --
                                                                                 -----------        ----------         -----------

Cash and cash equivalents at end of year                                          $ 9,542             13,146                  --
                                                                                 ===========        ==========         ===========

See accompanying notes to consolidated financial statements.       (continued)

                                       F6

                            NEW WORLD PASTA COMPANY
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
             For the Years ended December 31, 2000, 1999 and 1998
                                (in thousands)


(continued)

                                                                                    2000               1999               1998
                                                                                    ----               ----               ----
Supplemental disclosures of cash flow information:
     Cash paid during the year for:
      Interest                                                                   $29,008             19,185                 --
      Income taxes                                                                    --                 65                 --
     Noncash investing and financing activities:
      Deferred tax assets from recapitalization                                       --            106,900                 --
      Issuance of preferred stock                                                    317            100,636                 --
      Issuance of common stock                                                       117             44,679                 --
      Deferred tax liabilities eliminated in recapitalization                         --             18,662                 --
      Intangible asset from pension benefits                                          44                 --                 --
      Preferred stock dividend                                                    13,695             12,611                 --
      Covenant not to compete                                                        712                 --                 --

See accompanying notes to consolidated financial statements.

                                       F7

                            NEW WORLD PASTA COMPANY
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.   Description of Transaction and Business

     On January 28, 1999 Hershey Foods Corporation (HFC) effected a recapitalization whereby New World Pasta LLC and Miller Pasta LLC acquired a controlling interest in Hershey Pasta Group (HPG), a division of HFC and the predecessor of New World Pasta Company (New World Pasta or the Company). In the recapitalization, Hershey Chocolate & Confectionery Corporation (HCCC), an HFC wholly-owned subsidiary, retained a substantial minority ownership interest. Prior to the recapitalization, HFC completed a reorganization in which Hershey Pasta Manufacturing Company (HPMC) became a wholly-owned subsidiary of HCCC and the net assets of HPG were transferred into HPMC. HPMC subsequently changed its name to New World Pasta Company. Therefore, the amounts in these financial statements as of December 31, 1998, and for the period ended December 31, 1998, relate to the company formerly known as Hershey Pasta Group.

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

     HCCC's retained interest consists of $3.0 million of common stock of New World Pasta based on the implied value. The implied equity investments in New World Pasta following the recapitalization by the constituent stockholders are as follows (in thousands):

                                                                                                                          Total
                                                    Preferred             Common               Additional                Equity
                                                      Stock                Stock             Paid-In Capital           Investment
                                               -----------------     ---------------     ---------------------     -----------------
   New World Pasta LLC........................          $100,636                  42                    41,637               142,315
   Miller Pasta LLC...........................            12,849                   5                     5,316                18,170
   HCCC retained interest (implied value).....                --                   3                     2,997                 3,000
                                               -----------------     ---------------     ---------------------     -----------------

                                                        $113,485                  50                    49,950               163,485
                                               =================     ===============     =====================     =================

The adjustments to reflect these transactions are as follows (in thousands):

                                                                                               Stockholders'
                                                                                                  Equity
                                                                                          --------------------
   Historical book value................................................................        $ 166,944
                                                                                          --------------------

   Recapitalization transactions:
      Recapitalization of certain historical equity into preferred stock................         (100,636)
      Repurchase from HCCC of common stock..............................................         (314,685)
      Issuance of common stock to Miller Pasta LLC......................................            5,321
   Adjustments to establish new deferred tax balances under Section 338(h)(10):
      Elimination of historical deferred tax liability..................................           21,937
      Elimination of historical deferred tax asset......................................           (3,275)
      Deferred tax asset arising out of Section 338(h)(10) election.....................          106,900
                                                                                          --------------------
                                                                                                 (284,438)
                                                                                          --------------------

   Adjusted book value.................................................................         $(117,494)
                                                                                          ====================

                                       F8

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

        Recapitalized equity at implied market value.............................................              $ 460,000
        Capitalized fees and expenses incurred in connection with the recapitalization...........                  1,743
                                                                                                        -------------------
        Total acquisition value..................................................................                461,743
        Less historical stockholders' equity (adjusted for deferred taxes).......................               (185,606)
                                                                                                        -------------------
        Excess of recapitalization value over historic book basis of the net assets acquired.....                276,137
        Estimated corporate tax rate.............................................................                  38.71%
                                                                                                        -------------------
        Deferred tax asset arising out of Section 338(h)(10) election............................              $ 106,900
                                                                                                        ===================

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

     The Company's net sales by product were as follows (in thousands):

                                                                                      For the years ended
                                                                --------------------------------------------------------------
                                                                      2000                   1999                  1998
                                                                -----------------      -----------------     -----------------
        Retail products.....................................          $276,884                318,258               332,737
        Industrial & other..................................            23,145                 35,761                40,359
                                                                -----------------      -----------------     -----------------
        Total...............................................          $300,029                354,019               373,096
                                                                =================      =================     =================

2.   Summary of Significant Accounting Policies

     Significant accounting policies employed by New World Pasta are discussed below and in other notes to the consolidated financial statements.

     Principles of Consolidation

     The consolidated financial statements include the accounts of New World Pasta Company and its two wholly-owned subsidiaries, Pasta Group LLC and Winchester Pasta LLC. All significant intercompany balances and transactions have been eliminated in consolidation. Pasta Group LLC and Winchester Pasta LLC were merged into New World Pasta Company effective January 1, 2001.

     Cash and Cash Equivalents

     Cash and cash equivalents of $9.5 million and $13.1 million at December 31, 2000 and 1999, respectively, consist of savings and checking accounts and overnight repurchase agreements. For purposes of the statements of cash flows, the Company considers all highly liquid instruments with original maturities of three months or less to be cash equivalents.

     Commodities Futures and Options Contracts

     In connection with the purchasing of semolina milled from durum wheat for anticipated manufacturing requirements, New World Pasta utilized commodities futures contracts in 1998 to reduce the effect of price fluctuations. In accordance with Statement of Financial Accounting Standards (SFAS) No. 80, "Accounting for Futures Contracts," these futures contracts met the hedge criteria and were accounted for as hedges. Accordingly, gains and losses were deferred and recognized in cost of sales as part of the product cost. The Company recognized losses of $2.2 million during 1999. No commodities futures contracts were entered into during 2000 or 1999 and no such contracts were outstanding as of December 31, 2000 and 1999.

                                       F9

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

     Intangible Assets

     Intangible assets resulting from business acquisitions principally consist of the excess of the acquisition cost over the fair value of the net tangible and identifiable intangible assets of businesses acquired (goodwill). Goodwill, net of accumulated amortization, was $62.1 million and $64.6 million as of December 31, 2000 and 1999, respectively. Goodwill is amortized on a straight-line basis over 40 years. Goodwill of $3.3 million acquired prior to November 1, 1970 is not being amortized. Other intangible assets are amortized on a straight-line basis over their estimated useful lives. New World Pasta periodically evaluates whether events or circumstances have occurred indicating that the carrying amount of goodwill may not be recoverable. When factors indicate that goodwill should be evaluated for possible impairment, New World Pasta uses an estimate of the acquired businesses' undiscounted future cash flows compared to the related carrying amount of net assets, including goodwill, to determine if an impairment loss should be recognized. Accumulated amortization of intangible assets resulting from business acquisitions was $31.4 million and $28.9 million as of December 31, 2000 and 1999, respectively.

     The Company entered into a non-compete agreement with a former executive during 2000 which has a cost basis of $0.9 million and is being amortized over 41 months. Accumulated amortization against this non-compete agreement was $87,000 as of December 31, 2000.

     Deferred Debt Costs

     Debt issuance costs are amortized on a straight-line basis over the life of the associated debt.

     Revenue Recognition

     Revenues are recognized as title transfers, which occurs when goods are shipped. Revenues include amounts billed for products as well as any associated shipping costs billed to deliver such products.

     Shipping and Handling Costs

     Shipping and handling costs are included as a component of cost of sales.

     Promotional Costs

     Promotional costs, which include temporary price reductions, in-store advertising, secondary display allowances and other trade promotions, are expensed as incurred and are included in selling and marketing expenses.

                                      F10

     Research and Development and Advertising

     Research and development and advertising costs are expensed as incurred. Research and development costs amounted to $1.1 million, $1.0 million and $0.4 million, in 2000, 1999 and 1998, respectively. Advertising costs amounted to $1.4 million, $1.7 million and $3.1 million in 2000, 1999 and 1998, respectively.

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

     For 1998, the operations of New World Pasta were included in the consolidated tax returns of HFC. The provision for income taxes includes the effect of certain temporary differences between amounts reported in the financial statements and federal income tax returns of HFC on a separate return basis.

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

3.   Accounts Receivable -- Trade

     In the normal course of business, New World Pasta extends credit to customers that satisfy pre-defined credit criteria. New World Pasta operates in a single industry and is not dependent upon any single or major group of customers for its sales. The Company's ten largest customers accounted for approximately 49%, 49% and 42% of gross sales for 2000, 1999 and 1998, respectively. New World Pasta believes that it has little concentration of credit risk due to the diversity of its customer base. Receivables, as shown on the balance sheets, were net of allowances and anticipated discounts of approximately $5.2 million and $4.9 million as of December 31, 2000 and 1999, respectively.

                                      F11

     The following summarizes allowances and anticipated discounts and their related activity:

                                         Balance at               Charged to               Deductions               Balance
                                         Beginning                Costs and                   From                   At End
                                         of Period                 Expenses                 Reserves               of Period
                                    -------------------      --------------------      ------------------       ------------------
                                                                             (in thousands)
Year Ended December 31, 2000              $ 4,850                   11,511                   (11,182)                 5,179

Year Ended December 31, 1999                5,058                   12,609                   (12,817)                 4,850

Year Ended December 31, 1998                3,476                   14,823                   (13,241)                 5,058

4.   Inventories

     New World Pasta values much of the raw material components of its inventories under the last-in, first-out (LIFO) method and the remaining inventories at the lower of first-in, first-out (FIFO) cost or market. Inventories valued using the LIFO method totaled $5.6 million and $7.2 million as of December 31, 2000 and 1999, respectively. All inventories were stated at amounts that did not exceed realizable values. Total inventories were as follows:


                                                                   December 31,               December 31,
                                                                       2000                       1999
                                                                ------------------         -------------------
                                                                                (in thousands)
Raw materials............................................           $  3,823                      4,539
Work in process..........................................                120                        250
Finished goods...........................................             12,444                     14,483
                                                                ------------------         -------------------
Inventories at FIFO......................................             16,387                     19,272
Adjustment to LIFO.......................................                660                        596
                                                                ------------------         -------------------

   Total inventories.....................................           $ 17,047                     19,868
                                                                ==================         ===================

5.    Fair Value of Financial Instruments

     The following table presents the carrying amounts and estimated fair values of the Company's financial instruments at December 31, 2000 and 1999. The fair value of a financial instrument is the amount at which the instrument could be exchanged in a current transaction between willing parties.


                                                               2000                                   1999
                                                    Carrying            Fair               Carrying             Fair
                                                      Amount           Value                 Amount            Value
                                                      ------           -----                 ------            -----
                                                                            (in thousands)
Financial Assets:
  Cash and cash equivalents                         $  9,542           9,542                 13,146           13,146
Financial Liabilities:
  Long-term debt, including current portion          287,725         188,207                292,995          292,995

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

     Long-term debt: The fair value of the Company's Term Loan is estimated by
     --------------
discounting the future cash flows at rates currently offered to the Company for similar debt instruments of comparable maturities by the Company's lenders.
The fair value of the Company's Notes is based on quoted market prices.

                                      F12

6.   Property, Plant and Equipment

     Property, plant and equipment balances included construction in progress of $1.0 million and $1.2 million as of December 31, 2000 and 1999, respectively. Major classes of property, plant and equipment were as follows:

                                                                         December 31,             December 31,
                                                                            2000                     1999
                                                                     -------------------      -------------------
                                                                                     (in thousands)
     Land........................................................         $   3,530                    3,666
     Buildings...................................................            30,977                   33,204
     Machinery and equipment.....................................           185,017                  182,837
                                                                      ------------------      -------------------
     Property, plant and equipment, gross........................           219,524                  219,707
     Accumulated depreciation....................................          (127,360)                (120,507)
                                                                      ------------------      -------------------
       Property, plant and equipment, net........................         $  92,164                   99,200
                                                                     ===================      ===================

7.   Other Accrued Expenses

     Other accrued expenses were as follows:

                                                                          December 31,          December 31,
                                                                             2000                  1999
                                                                       ------------------    ------------------
                                                                                     (in thousands)
       Accrued payroll and compensation..........................             $4,867                 3,627
       Accrued insurance.........................................                980                 2,312
       Accrued employee benefits.................................              1,033                 1,294
       Accrued income taxes......................................                260                   327
       Accrued cost of restructuring.............................                 24                   258
       Other.....................................................                925                 1,140
                                                                       ------------------    ------------------
                                                                              $8,089                 8,958
                                                                       ==================    ==================

8.    Long-Term Debt

      The Company's long-term debt is summarized as follows:

                                                                           December 31,            December 31,
                                                                              2000                    1999
                                                                        ------------------      ------------------
                                                                                       (in thousands)
     9 1/4% Senior Subordinated Notes due 2009 ("Notes")..........          $160,000                 160,000
     Term Loan....................................................           127,725                 132,995
                                                                        ------------------      ------------------
           Total                                                             287,725                 292,995
     Less current portion.........................................            (1,300)                 (1,340)
                                                                        ------------------      ------------------
                                                                            $286,425                 291,655
                                                                        ==================      ==================

     The Notes are general unsecured obligations of New World Pasta, ranking subordinate in right of payment to all senior indebtedness of New World Pasta, equal in right of payment with all senior subordinated indebtedness of New World Pasta and senior in right of payment to all junior subordinated indebtedness of New World Pasta. The Notes are effectively subordinated to all indebtedness of New World Pasta's subsidiaries. The Notes were guaranteed by New World Pasta's former subsidiaries on the date of original issuance of the old notes.

     The Company has entered into a Senior Credit Facility (the "Credit Facility") that currently provides for a term loan (the "Term Loan") that bears interest at either an alternate base rate, as defined, plus 2.25% or a reserve-adjusted LIBOR rate plus 4.00%. On December 31, 2000 the effective interest rate on the Term Loan was 10.563%. The Term Loan matures in 2006. The Term Loan is repaid in quarterly payments of $325,000 through March 2005, $30,550,000 on June 30, September 30 and December 31, 2005 with the balance paid at maturity. The Company has fixed the interest rate on $50.0 million of the outstanding debt at a base rate of 5.645%, plus the credit agreement interest spread, by entering into an interest rate swap agreement. The Credit Facility also provides for a revolving loan of up to $50.0 million. This portion of the Credit Facility bears interest at variable rates as provided in the terms of the Credit Facility. No amount has been borrowed under this portion of the Credit Facility at December 31, 2000. The Company is required to pay a commitment fee of 0.5% on the unused portion of the revolving loan.

                                      F13

     The Credit Facility is secured by a first-priority perfected lien on a portion of the capital stock of New World Pasta and all property and assets, tangible and intangible, of New World Pasta. The Credit Facility is guaranteed by all direct and indirect subsidiaries of New World Pasta other than non-U.S. subsidiaries.

     New World Pasta may voluntarily prepay some or all of its obligations under the Credit Facility. In addition, the loans under the Credit Facility are subject to mandatory prepayment under some circumstances, including if New World Pasta generates excess cash flow.

     The Credit Facility requires the Company to comply with specified financial tests, to maintain specified financial ratios and restricts the Company's ability to undertake certain actions. The Company entered into an amendment and waiver to its senior credit facility effective as of May 10, 2000, pursuant to which, among other things: (i) the lenders waived compliance by the Company with certain financial covenants contained thereunder with respect to the quarter ended April 2, 2000; (ii) certain financial covenants contained therein were revised or eliminated for all periods ending on or before December 31, 2002;
(iii) the revolving credit portion of the Credit Facility was reduced to $20.0 million; and (iv) the interest rates on the Credit Facility were increased. The Company is in compliance with the provisions of the Credit Facility as of December 31, 2000. The Company paid $717,000 of fees in connection with the amendment.

     The aggregate maturities of long-term debt as of December 31, 2000 are as follows (in thousands):

                          2001               $  1,300
                          2002                  1,300
                          2003                  1,300
                          2004                  1,300
                          2005                 91,975
                          Thereafter          190,550
                                             ---------
                                             $ 287,725
                                             =========

9.   Redeemable Preferred Stock

     New World Pasta has one class of preferred stock. A total of 115,000 shares of preferred stock are authorized and 114,160 and 113,485 shares were outstanding at December 31, 2000 and 1999, respectively. Holders of the preferred stock are not entitled to preemptive rights. The preferred stock is mandatorily redeemable by New World Pasta on January 28, 2010 for $1,000 per share plus all accrued and unpaid dividends to the redemption date or as soon thereafter as will not be prohibited by New World Pasta's then-existing debt agreements. The preferred stock has a liquidation preference over the common stock equal to the redemption price of $1,000 per share plus all accrued and unpaid dividends.

     Dividends on the preferred stock are cumulative and are payable when and if declared by the Company's board of directors, at an annual rate of 12% per year. No dividends or distributions may be made on the common stock unless all accrued and unpaid dividends are first paid to the holders of the preferred stock. Without the consent of the holders of a majority of the outstanding preferred stock, New World Pasta may not enter into any merger, consolidation or other business combination, unless and until the preferred stock is repurchased for an amount equal to $1,000 per share plus all accrued and unpaid dividends thereon. Except as required by law, the holders of the preferred stock are not entitled to vote on any matter submitted to a vote of the stockholders. The redemption of, and payment of cash dividends on, the preferred stock is generally prohibited by the terms of the Credit Facility and restricted by the indenture for the Notes.

10.  Rental and Lease Commitments

     The Company leases its headquarters, certain warehouses and sales offices, and various office equipment. The leases expire at various dates through 2006. Rent expense was approximately $7.2 million, $7.1 million and $8.6 million for the years ended December 31, 2000, 1999 and 1998, respectively. Future minimum lease payments under noncancelable operating leases (with initial or remaining lease terms in excess of one year) as of December 31, 2000 are (in thousands):

                               2001       $7,100
                               2002        7,100
                               2003        3,300
                               2004          200
                               2005           30
                               Thereafter     15

                                      F14

11.  Income Taxes

     Total income taxes (benefit) for the years ended December 31, 2000, 1999 and 1998 were allocated as follows:


                                                                                For the years ended
                                                                 2000                   1999                  1998
                                                          -----------------      -----------------      ----------------
                                                                                   (in thousands)
     Income tax expense (benefit)....................            $(920)                 2,774                15,954
     Stockholders' equity for recapitalization.......               --               (106,900)                   --
                                                          -----------------      -----------------      ----------------

                                                                 $(920)              (104,126)               15,954
                                                          =================      =================      ================

     Income tax expense (benefit) consists of:

                                                                                For the years ended
                                                                  2000                   1999                  1998
                                                           -----------------       ----------------     -----------------
                                                                                    (in thousands)
     Current:
         Federal...................................              $  --                    271                11,459
         State.....................................                 --                     56                 2,264
                                                           -----------------       ----------------     -----------------
                                                                    --                    327                13,723
                                                           -----------------       ----------------     -----------------
      Deferred:
         Federal...................................               (790)                 2,031                   531
         State.....................................               (130)                   416                 1,700
                                                           -----------------       ----------------     -----------------
                                                                  (920)                 2,447                 2,231
                                                           -----------------       ----------------     -----------------
                                                                 $(920)                 2,774                15,954
                                                           =================       ================     =================

     Income tax expense differed from the amounts computed by applying the U.S. federal income tax rate of 35% to pretax income as a result of the following:

                                                                                          For the years ended
                                                                             2000                1999               1998
                                                                        -------------       -------------      -------------
     Expense (benefit) at statutory rate                                    (35.0%)              35.0%              35.0%
     Increase resulting from:
       State income taxes, net of federal income tax benefit.......          (3.3)                7.4                1.5
       Non-deductible transaction costs............................            --                41.9                1.5
       Other, net..................................................           2.9                 1.5                 .1
                                                                        -------------       -------------      -------------
     Effective income tax rate.....................................         (35.4%)              85.8%              38.1%
                                                                        =============       =============      =============

                                      F15

     The tax effects of the significant temporary differences that give rise to the deferred tax assets and deferred tax liabilities at December 31, 2000 and 1999 were as follows:

                                                                                    2000                 1999
                                                                              ---------------     ----------------
                                                                                          (in thousands)
        Deferred tax assets:
           Accounts receivable allowances..................................      $  2,349                  541
           Inventories, principally due to tax cost differences............           223                  406
           Compensated absences, principally due to accrual for
              financial reporting purposes.................................         1,439                1,029
           Accrued expenses and other reserves, not currently
              deductible for income tax purposes...........................         1,245                  809
           Post-retirement benefit accruals for financial reporting
              purposes.....................................................         1,944                1,872
           Net operating loss carryforwards................................        18,724                4,747
           Plant and equipment, due to taxable asset acquisition for
              tax purposes.................................................        11,359               20,908
           Amortizable goodwill, due to taxable asset acquisition
              for tax purposes.............................................        67,051               73,123
           Other...........................................................         1,039                1,018
                                                                              ---------------     ----------------
              Total gross deferred tax assets..............................       105,373              104,453

              Less valuation allowance.....................................          --                   --
                                                                              ---------------     ----------------
              Net deferred tax assets......................................      $105,373              104,453
                                                                              ===============     ================


        Reflected on the consolidated balance sheet as:
           Current deferred income tax assets..............................      $ 11,648                8,786
           Long-term deferred income tax assets............................        93,725               95,667
                                                                              ---------------     ----------------
           Net deferred tax assets.........................................      $105,373              104,453
                                                                              ===============     ================

     No valuation allowance was recorded for deferred tax assets as of December 31, 2000 or 1999. In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. In order to fully realize the deferred tax assets, the Company will need to generate future taxable income of approximately $271 million prior to the expiration of the net operating loss carryforwards in 2020. Taxable income
(loss) for the years ended December 31, 2000 and 1999 was approximately ($34.2) million and ($14.4) million, respectively. Based upon the projections for future taxable income over the periods in which the deferred tax assets are deductible, management believes it is more likely than not that the Company will realize the benefits of these deductible temporary differences at December 31, 2000. The amount of the deferred tax asset considered realizable, however, could be reduced in the near term if estimates of future taxable income during the carryforward period are reduced.

     At December 31, 2000 the Company had a net operating loss carryforward for federal and state income tax purposes of $48.6 million and $37.9 million, respectively. These net operating loss carryforwards are available to offset future federal or state taxable income, if any, through 2020 for federal and for varying periods through 2020 for state purposes.

12.  Related Party Transactions

     The Company and Miller Milling Company ("Miller Milling") have entered into various milling supplier and procurement arrangements which cover all of the Company's durum and semolina requirements. These supplier arrangements expire December 31, 2009. John Miller, President and CEO of Miller Milling, is a stockholder through Miller Pasta LLC and Board member of New World Pasta. Additionally, Michael Snow, a principal in Miller Milling, and Mickey Skinner, a member of Miller Milling's Board of Directors, are both stockholders and Board members of New World Pasta. The Company paid in excess of $39 million and $38 million to Miller Milling Company in 2000 and 1999, respectively, pursuant to these procurement and supplier arrangements. As of December 31, 2000 and 1999, the Company had trade and other payables to Miller Milling of $1.6 million and $1.7 million, respectively.

     During the first quarter of 2000, New World Pasta entered into agreements with Miller Milling whereby a reconfiguration of certain mill equipment was performed at the Fresno, CA and Winchester, VA mills. These mills are owned and operated by

                                      F16

Miller Milling and are primarily used to supply the aforementioned New World Pasta plants with raw materials. The total amount incurred by New World Pasta under the reconfiguration was $2.1 million, which has been capitalized and is being depreciated on a straight-line basis over the four-year term of the agreement. Under the terms of the agreement, New World Pasta is required to sell the equipment to Miller Milling for $1 in 2004.

  For the year ended December 31, 1998, certain HFC general and administrative expenses, which were more specifically allocable to New World Pasta, have been included in the accompanying consolidated statements of operations as allocated by HFC. For the year ended December 31, 1998, total expenses of $3.9 million were charged for building rent, information technology, quality assurance, logistics, packaging and procurement services. The results of operations for 1998 include incremental allocated costs relating to accounts receivable accounting and divisional accounting. The allocation of these costs is based on certain methodologies which management believes reasonably approximate the cost of resources provided or services performed. These methodologies include a cost per square foot basis for building rent, percentage of pounds shipped for logistics, and direct costs where identifiable or as a percentage of cost of sales for all other services.

  In 1998, HFC charged the Company for its share of group insurance costs for eligible employees based upon location specific costs, HFC's overall insurance costs and loss experience incurred during a calendar year. Pension costs were also charged to the Company based upon eligible employees participating in the plans. In addition, HFC charged the Company for its share of retiree medical expenses and for its share of matching contributions to HFC's 401(k) plans.

  Various insurance coverages were also provided to the Company through HFC's consolidated programs. Workers' compensation, auto, property, product liability and other insurance coverages were charged directly based on the loss experience.

  During 1998, certain sales management and administrative costs were charged directly or allocated by the Company to the HFC grocery division. The total of such charges was $15.6 million for the year ended December 31, 1998. Such allocation was based on sales revenue, and management believes this methodology approximates the cost of resources provided.

  Certain other HFC general and administrative expenses, including certain department costs for finance, HFC corporate accounting, treasury, legal, tax, risk management, salaries of corporate officers and staff, human resources, and science and technology costs, have been excluded from the accompanying consolidated statements of operations as they do not benefit New World Pasta operating entities. As such, costs are not allocated for purposes of the 1998 consolidated financial statements.

  Activity in the intercompany accounts with HFC is as follows:

                                                                           For the years ended
                                                                  ----------------------------------
                                                                       1999               1998
                                                                  ------------         -------------
                                                                           (in thousands)
     Beginning balance due from HFC............................    $ 77,350                55,976
     Collections...............................................      24,065               316,513
     Bank account disbursement funding.........................     (16,524)             (238,797)
     Employee benefits.........................................      12,302                (6,413)
     Non-employee insurance....................................         (81)               (2,100)
     Income taxes..............................................      (5,342)              (21,221)
     Shared service chargebacks................................      (1,446)               (7,210)
     Payroll and payroll taxes.................................      (2,676)              (28,617)
     Grocery selling expense...................................         216                15,615
     Flour future losses.......................................          73                (3,509)
     Closed to retained earnings...............................     (83,882)                   --
     Other.....................................................    $ (4,055)               (2,887)
                                                                  ------------         -------------
     Ending balance due from HFC...............................    $   --                  77,350
                                                                  ============         =============

     Average balance during the period.........................    $    N/A                68,997
                                                                  ============         =============


13.    Stock Option Plan

  In January 1999, the Company adopted a stock option plan (the "Plan") pursuant to which the Company's Board of Directors may grant stock options to officers and key employees. The Plan authorized grants of options to purchase up to 910,166 shares of authorized but unissued common stock. At December 31, 2000, 147,066 additional shares were made

                                      F17
available for grant under the Plan through resolution by the Board of Directors. Stock options are granted with an exercise price equal to or greater than the stock's fair market value at the date of grant. All stock options have 10-year terms and vest and become fully exercisable on a pro-rata basis over a five-year period from the date of grant.

  The per share weighted-average fair value of stock options granted during 2000 and 1999 were $2.25 and $1.74, respectively, on the date of grant using the Black Scholes option-pricing model (excluding a volatility assumption) with the following weighted-average assumptions: 2000 - expected dividend yield 0%, risk-free interest rate of 6.27% and an expected life of 7 years; 1999 - expected dividend yield 0%, risk-free interest rate of 4.8% and an expected life of 7 years.

  The Company applies APB Opinion No. 25 in accounting for its Plan, and accordingly, no compensation cost has been recognized for its stock options in the financial statements. Had the Company determined compensation cost based on the fair value at the grant date for its stock options under SFAS No. 123, the Company's net income (loss) would have been reduced to the pro-forma amounts indicated below (in thousands):

                                                          2000                     1999
                                                   -----------------        -----------------
          Net income (loss)      As reported            $(1,677)                    460
                                 Pro forma               (1,852)                    267

  Stock option activity during the year is as follows:

                                                                      Weighted-
                                                      Number of        average
                                                        Shares      exercise price
                                                    -------------   --------------
          Balance at January 1, 1999                      --          $     --
          Granted                                       910,166           34.74
          Exercised                                       --                --
          Forfeited                                       --                --
          Expired                                         --                --
                                                    -------------

          Balance at December 31, 1999                  910,166           34.74
          Granted                                       547,453           33.14
          Cancelled                                     (29,930)          34.74
          Reissued                                       29,930           34.74
          Exercised                                       --                --
          Forfeited                                    (400,388)          34.74
          Expired                                         --                --
                                                    -------------
          Balance at December 31, 2000                1,057,231           33.87
                                                    =============

  At December 31, 2000 the range of exercise prices and weighted-average remaining contractual life of outstanding options was $10.00 - $73.50 and 8.75 years, respectively.

  At December 31, 1999 the range of exercise prices and weighted-average remaining contractual life of outstanding options was $10.00 - $73.50 and 9.08 years, respectively.

  At December 31, 2000 there were 139,449 options exercisable at a weighted-average price of $34.74. There were no exercisable options at December 31, 1999.

14.  Employee Benefits

   Prior to the recapitalization, the Company participated in several HFC defined benefit plans which provide retirement benefits to substantially all non-union and certain union employees, as well as union administered multi-employer plans. Upon completion of the recapitalization, the Company's salaried employees and all Winchester, VA plant employees no longer participated in the HFC Retirement Plan. Hourly employees at the Omaha, NE and Louisville, KY manufacturing facilities participate in single employer pension plans administered by New World Pasta. Hourly employees at the Fresno, CA and Lebanon, PA manufacturing facilities participate in multi-employer plans.

   The Company's policy is to fund pension liabilities in accordance with the minimum and maximum limits imposed by the Employee Retirement Income Security Act of 1974 and Federal income tax laws, respectively. Plan assets are invested in a broadly diversified portfolio consisting primarily of domestic and international common stocks and fixed income securities.

                                      F18

Other post-retirement benefits are provided to a limited group of employees and include health care and life insurance. The health care plan is contributory, with participants' contributions adjusted annually; the life insurance plan is non-contributory.

  The following table sets forth the funded status and amounts recognized in the Company's consolidated balance sheets:

                                                                 Pension Benefits                   Postretirement Benefits
                                                            ----------------------------      -------------------------------------
                                                                                         December 31,
                                                            -----------------------------------------------------------------------
                                                                 2000                1999               2000               1999
                                                               -------------      --------------      -------------    -------------
                                                                                         (in thousands)
     Change in benefit obligation:
     Benefit obligation at beginning of year................      $ 6,628              19,391              1,475           4,200
     Service cost...........................................          239                 240                 64             113
     Interest cost..........................................          536                 436                 71              98
     Elimination of Omaha benefits..........................           --                  --               (521)           --
     Amendments.............................................          483                  --                 --          (2,685)
     Actuarial (gain)/loss..................................          495                (785)                --            --
     Benefits paid..........................................         (597)            (12,654)                --            --
     Change due to change in experience.....................           --                  --                 30            --
     Change in assumptions..................................           --                  --                 --            (251)
                                                               -------------      --------------      -------------    -------------
     Benefit obligation at end of year......................      $ 7,784               6,628              1,119           1,475
                                                               =============      ==============      =============    =============

     Change in plan assets:
     Fair value of plan assets at beginning of year.              $ 6,185              18,374                 --            --
     Actual return on plan assets...........................          306                 465                 --            --
     Employer contribution..................................          260                  --                 --            --
     Benefits paid..........................................         (596)            (12,654)                --            --
                                                               -------------      --------------      -------------    -------------
     Fair value of plan assets at end of year...............      $ 6,155               6,185                 --            --
                                                               =============      ==============      =============    =============

     Funded status..........................................      $(1,629)               (443)            (1,119)         (1,475)
     Unrecognized transition obligation.....................           12                  23                 --            --
     Unrecognized prior service cost........................          180                 204             (2,345)         (2,605)
     Unrecognized net actuarial loss (gain).................        1,533                 796             (1,073)         (1,754)
     Additional minimum pension liability...................          (44)                 --                 --            --
                                                               -------------      --------------      -------------    -------------
     Prepaid (accrued) benefit cost.........................      $    52                 580             (4,537)         (5,834)
                                                               =============      ==============      =============    =============

     Weighted-average assumptions:
     Discount rate..........................................         7.25%               7.25               7.25            7.25
     Expected long-term rate of return on assets............         9.50                9.50                N/A             N/A
     Rate of increase in compensation levels................         3.50                3.50                N/A             N/A

   For measurement purposes, a 8.5% annual rate of increase in the per capita cost of covered health care benefits was assumed for 2000, decreasing 0.5% per annum until an ultimate rate of 5.0% in 2007.

   Accrued other benefit costs of $5.1 million and $5.9 million are included in long-term liabilities at December 31, 2000 and 1999, respectively. $291,000 and $260,000 of accrued other benefits are included in accrued expenses at December 31, 2000 and 1999, respectively. $916,000 and $912,000 of prepaid pension benefits are included in prepaid expenses and other current assets at December 31, 2000 and 1999, respectively.

   During 2000, the Company renegotiated one of its collective bargaining agreements. As part of the renegotiation, postretirement benefits were eliminated and pension benefits were increased. This resulted in a settlement of postretirement benefits of $1.1 million, of which $483,000 was transferred from the postretirement benefit liability to the pension benefit liability.

                                      F19

  Net periodic benefit costs include the following components:

                                                                         For the years ended December 31,
                                            -------------------------------------------------------------------------------------
                                                      Pension Benefits                          Postretirement Benefits
                                              2000          1999          1998              2000         1999             1998
                                            -------       --------       --------         --------      --------         --------
Components of net periodic benefit cost
   Service cost...........................    $ 239          240          1,115               64           113              200
   Interest...............................      536          436          1,119               71            98              300
   Expected return on plan assets.........     (234)        (465)        (1,532)              --            --               --
   Amortization of net transition
     asset/obligation.....................       11           --             --               --            --               --
   Amortization of prior service cost.....       25           25             24             (260)         (260)            (100)
   Asset gain or (loss) deferred..........     (348)          --             --              (54)           --               --
   Recognized net actuarial loss (gain)...       32          (23)            33               --           (71)              --
                                            -------       --------       --------         --------      --------         --------
   Corporate sponsored plans..............      261          213            759             (179)         (120)             400
   Multi-employer plans...................       --          377            413               --            --               --
                                            -------       --------       --------         --------      --------         --------
                                              $ 261          590          1,172             (179)         (120)             400
                                            =======       ========       ========         ========      ========         ========


  Assumed health care cost trend rates have a significant effect on the amounts reported for the health care plan. A one-percentage point change in assumed health care cost trend rates would have the following effects:

                                                                1 Percentage Point           1 Percentage Point
                                                                     Increase                     Decrease
                                                                     --------                     --------
                                                                                 (in thousands)
          Effect on total service and interest
          cost components...........................................   $ 80                          (115)

          Effect on postretirement benefit
          obligation.................................................   359                          (525)


  The Company sponsors a defined contribution plan. For all eligible employees, the Company will match 75% of the first 2% and 50% on the next 2% of the employees' contribution. In addition, for all eligible salaried and certain eligible non-salaried employees, the Company is required to make an annual contribution into the plan equal to 5% of the employees' regular compensation. The Company's total contribution for 2000 and 1999 was approximately $1.2 million and $1.4 million, respectively.


15.  Restructuring Charge

   In the second quarter of 1999, the Company recorded a restructuring charge of $2.7 million. The restructuring involved closure of the Kansas City, Kansas plant, which was a dedicated facility for industrial business. The major industrial customer serviced by this facility did not renew its contract, resulting in the decision to close the facility. The closing of the plant was announced May 20, 1999, and the plant ceased operations on August 20, 1999, when 61 of the 62 personnel employed at the facility were displaced. The building had a book value of approximately $851,000 and was sold April 3, 2000 for approximately $1.1 million resulting in a gain of approximately $251,000.

  Included in the restructuring charge is a non-cash charge of approximately $1.6 million for impairment of equipment and accruals for cash charges of approximately $1.1 million as follows:

                                           Original                                                      Balance at
                                            Balance            Utilized           Reversal           December 31, 2000
                                       ---------------     --------------     --------------     ------------------------
                                                                          (in thousands)
Severance and other employee
     related costs                          $  600                600                 --                           --
Other facility exit costs                      500                432                 68                           --
                                       ---------------     --------------     --------------     ------------------------
          Total                             $1,100              1,032                 68                           --
                                       ===============     ==============     ==============     ========================

                                      F20

  In the second quarter of 2000, the Company recorded a restructuring charge of $650,000 to recognize the reorganization of its workforce. The reorganization resulted in the termination of 139 employees from various functional areas across the Company. The reserve was established to record the severance and outplacement costs for the terminated employees, as well as other facility exit costs. Payments of severance and other employee related costs were completed prior to the end of 2000, and management expects payments of the other facility exit costs to be completed during 2001.

                                           Original                                                      Balance at
                                            Balance            Utilized           Reversal           December 31, 2000
                                       ---------------     --------------     --------------     ------------------------
                                                                          (in thousands)
Severance and other employee
     related costs                           $571                571                 --                        --
Other facility exit costs                      79                 55                 --                        24
                                       ---------------     --------------     --------------     ------------------------
          Total                              $650                626                 --                        24
                                       ===============     ==============     ==============     ========================



16.   Stock-Based Compensation

  On February 28, 2000 New World Pasta finalized an employment agreement with John Denton for the position of Chairman of the Board and Chief Executive Officer. As a provision of that agreement, Mr. Denton received 29,286 shares of common stock and 792 shares of preferred stock. Of those shares, 11,714 shares of common stock and 317 shares of preferred stock are restricted. The forfeiture restrictions on these shares lapse over four years, in amounts of 2,929 shares of common stock and 80 shares of preferred stock annually. Tax withholding on the value of the shares to be received was satisfied through a reduction in the issuance of unrestricted shares. As a result, 17,572 common shares and 41 preferred shares were not issued in connection with the agreement. Additionally, 76 preferred shares were repurchased by the Company during 2000 to
pay additional tax withholdings.   The 76 shares were then cancelled by the
Company.

  Compensation expense was recognized upon the date of grant for the unrestricted shares based on the estimated fair market value of each share and amounted to approximately $651,000. Unearned compensation was recorded upon the date of grant for the restricted shares based on the estimated fair market value of each share and amounted to approximately $434,000. Compensation expense is charged to earnings on a straight-line basis over the four-year restriction period. In addition, the employment agreement has a provision which requires the repurchase of shares by the Company at those values should Mr. Denton's employment be terminated in accordance with provisions set forth in the agreement.

17.  Commitments and Contingencies

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

    The Company and Miller Milling have entered into various milling supplier and procurement arrangements which cover all of the Company's durum and semolina requirements. These supplier arrangements have various expiration dates through December 31, 2009. John Miller, President and CEO of Miller Milling, is a stockholder, through Miller Pasta LLC, and a Board member of New World Pasta. Michael Snow, Executive Vice President and Director of Miller Milling, is also a stockholder, through Miller Pasta LLC, and a Board member of New World Pasta.

   New World Pasta is a party to employment agreements with certain executive officers and directors of New World Pasta. The total amount due under these agreements is $2.4 million at December 31, 2000.

   The Company has five collective bargaining agreements with certain of its hourly union employees. Three of these agreements expire in 2001. The percentage of the Company's labor covered by these two agreements is approximately 28% at December 31, 2000.

                                      F21

18.  Quarterly Financial Data - Unaudited

   Summary quarterly results were as follows (in thousands):

                                               First              Second              Third              Fourth
                                              Quarter             Quarter             Quarter            Quarter           Total
                                          --------------      ---------------      --------------     --------------     ---------
Year ended December 31, 2000:
   Net sales                                  $81,999               72,448              75,138             70,444         300,029
   Gross profit                                36,950               31,633              33,074             32,886         134,543
   Income from operations                       5,237                3,079               7,445             10,545          26,306
   Net income (loss)                           (1,068)              (2,697)                  1              2,087          (1,677)

Year ended December 31, 1999:
   Net sales                                  $96,271               84,531              86,956             86,261         354,109
   Gross profit                                44,658               38,300              41,465             42,530         166,953
   Income from operations                       3,184                4,496              10,005             11,874          29,559
   Net income (loss)                           (3,404)                (691)              1,512              3,043             460

                                      F22