Form 10-Q
period 2001-04-01
NEW WORLD PASTA CO
filed 2001-05-11
CIK 1081878

                                  United States
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549
                                    Form 10-Q

             X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
            ___           SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended April 1, 2001

     ___TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES

                              EXCHANGE ACT OF 1934

                     For the Transition Period from     to
                                                   -----  -----

                        Commission File Number 333-76763

                             New World Pasta Company

             (Exact name of registrant as specified in its charter)


             Delaware                                  52-2006441
  (State or other jurisdiction            (I.R.S. Employer Identification No.)
of incorporation or organization)

                 85 Shannon Road, Harrisburg, PA           17112
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

                                  YES X     NO
                                     ---      ---


As of May 4, 2001, the registrant had 5,011,714 shares of common stock outstanding, par value $.01, and 114,160 shares of preferred stock outstanding.

                             NEW WORLD PASTA COMPANY
                               INDEX TO FORM 10-Q



                                                                                  Page
PART I.   FINANCIAL INFORMATION

          ITEM 1.  FINANCIAL STATEMENTS

                    Consolidated Balance Sheets as of April 1, 2001
                    (unaudited) and December 31, 2000                                1

                    Consolidated Statements of Operations (unaudited) for
                    the Three Months Ended April 1, 2001 and April 2, 2000           2

                    Consolidated Statements of Cash Flows (unaudited) for
                    the Three Months Ended April 1, 2001 and April 2, 2000           3

                    Consolidated Statement of Stockholders' Equity (Deficit)
                    (unaudited) for the Three Months Ended April 1, 2001             4

                    Notes to Consolidated Financial Statements                       5

          ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS
                     OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS                7

          ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT
                     MARKET RISK                                                     9

PART II   OTHER INFORMATION

          ITEM 1.   LEGAL PROCEEDINGS                                                10

          ITEM 2.   CHANGES IN SECURITIES                                            10

          ITEM 3.   DEFAULTS UPON SENIOR SECURITIES                                  10

          ITEM 4.   SUBMISSION OF MATTERS TO VOTE OF SECURITY  HOLDERS               10

          ITEM 5.   OTHER INFORMATION                                                10

          ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K                                 10


PART I -   FINANCIAL INFORMATION
ITEM 1 -  FINANCIAL STATEMENTS

                             NEW WORLD PASTA COMPANY
                           CONSOLIDATED BALANCE SHEETS
                    As of April 1, 2001 and December 31, 2000
                        (in thousands, except share data)


                                                                               (unaudited)
                                                                                 April 1,           December 31,
                                                                                   2001                 2000
                                                                            -----------------    -----------------
ASSETS
     Current assets:
          Cash and cash equivalents                                             $   8,298                9,542
          Trade and other receivables, net                                         16,258               18,182
          Inventories, net                                                         21,989               17,047
          Prepaid expenses and other current assets                                 3,097                2,008
          Deferred income taxes                                                    11,806               11,648
                                                                            -----------------    -----------------
          Total current assets                                                     61,448               58,427
                                                                            -----------------    -----------------

     Property, plant and equipment, net                                            90,694               92,164
     Deferred income taxes                                                         93,379               93,725
     Intangible assets and other assets, net                                       62,173               62,872
     Deferred debt costs, net                                                       7,648                7,977
                                                                            -----------------    -----------------
     Total assets                                                               $ 315,342              315,165
                                                                            =================    =================

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
     Current liabilities:
          Current portion of long-term debt                                     $   1,300                1,300
          Loans payable                                                               301                   --
          Accounts payable:
              Trade                                                                 8,820                6,263
              Related parties                                                       2,927                1,561
          Accrued interest expense                                                  2,248                6,018
          Accrued marketing expense                                                10,281                8,923
          Other accrued expenses and other liabilities                              6,668                8,089
                                                                            -----------------    -----------------
          Total current liabilities                                                32,545               32,154
                                                                            -----------------    -----------------

     Long-term debt, less current maturities                                      286,100              286,425
     Employee benefit liabilities                                                   6,777                6,539
      Other long-term liabilities                                                     983                  712
                                                                            -----------------    -----------------
      Total liabilities                                                           326,405              325,830
                                                                            -----------------    -----------------

     Mandatorily redeemable 12% cumulative preferred stock, $.01 par value; $1,000 liquidation preference value; 115,000 shares authorized;  114,160 shares issued and outstanding
        as of April 1, 2001 and December 31, 2000                                 143,891              140,466
     Mandatorily redeemable common stock, $.01 par value; $10
        liquidation value; 11,714 shares issued and outstanding
        as of April 1, 2001 and December 31, 2000                                     117                  117
     Unearned compensation                                                           (317)                (344)
                                                                            -----------------    -----------------
                                                                                  143,691              140,239
                                                                            -----------------    -----------------
     Stockholders' equity (deficit):
          Common stock, $.01 par value; 7,500,000 shares authorized;
               5,000,000 shares issued and outstanding as of
               April 1, 2001 and December 31, 2000                                     50                   50
          Additional paid-in capital                                              145,781              149,206
          Other comprehensive loss                                                   (691)                  --
          Accumulated deficit                                                    (299,894)            (300,160)
                                                                            -----------------    -----------------

      Total stockholders' equity (deficit)                                       (154,754)            (150,904)
                                                                            -----------------    -----------------

Total liabilities and stockholders' equity (deficit)                            $ 315,342              315,165
                                                                            =================    =================


See accompanying notes to consolidated financial statements.

                             NEW WORLD PASTA COMPANY
                      CONSOLIDATED STATEMENTS OF OPERATIONS
           for the Three Months Ended April 1, 2001 and April 2, 2000
                                 (in thousands)

                                                          (unaudited)
                                                April 1, 2001     April 2, 2000
                                                -------------     -------------

Net sales                                          $ 76,355          81,999
Cost of sales                                        42,404          45,049
                                                --------------  --------------

Gross profit                                         33,951          36,950
Selling and marketing expenses                       23,351          27,751
General and administrative expenses                   3,011           3,962
                                                --------------  --------------

Income from operations                                7,589           5,237
Interest expense, net                                 7,135           6,932
                                                --------------  --------------

Income (loss) before income taxes                       454          (1,695)
Income tax expense (benefit)                            188            (627)
                                                --------------  --------------

Net income (loss)                                  $    266          (1,068)
                                                ==============  ==============


See accompanying notes to consolidated financial statements.

                             NEW WORLD PASTA COMPANY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
           for the Three Months Ended April 1, 2001 and April 2, 2000
                                 (in thousands)


                                                                                    (unaudited)
                                                                       April 1, 2001           April 2, 2000
                                                                       -------------           -------------
Cash flows from operating activities:
  Net income (loss)                                                       $    266                (1,068)

  Adjustment to reconcile net income (loss) to net cash
    provided by (used in) operating activities:
      Depreciation and amortization                                          3,610                 3,714
      Deferred income taxes                                                    188                  (628)
      Compensation expense from issuance of stock                               27                   443
      Changes in assets and liabilities:
        Trade and other receivables                                          1,924                 1,957
        Inventories                                                         (4,757)               (2,461)
        Prepaid expenses and other current assets                           (1,089)                 (630)
        Accounts payable                                                     3,923                   524
        Accrued interest expense                                            (3,770)               (3,798)
        Accrued marketing expense                                            1,358                (2,849)
        Other accrued expenses and other liabilities                        (1,603)                 (738)
                                                                       ---------------       ---------------

          Net cash provided by (used in) operating activities                   77                (5,534)
                                                                       ---------------       ---------------

Cash flows from investing activities:
  Acquisition of property, plant and equipment                              (1,297)                 (905)
                                                                       ---------------       ---------------

          Net cash used in investing activities                             (1,297)                 (905)
                                                                       ---------------       ---------------

Cash flows from financing activities:
  Proceeds from issuance of debt                                               388                   355
  Repayment of debt                                                           (412)                 (375)
                                                                       ---------------       ---------------

        Net cash used in financing activities                                  (24)                  (20)
                                                                       ---------------       ---------------

Net decrease in cash and cash equivalents                                   (1,244)               (6,459)
Cash and cash equivalents at beginning of period                             9,542                13,146
                                                                       ---------------       ---------------

Cash and cash equivalents at end of period                                $  8,298                 6,687
                                                                       ===============       ===============

Supplemental disclosures of cash flow information:
  Cash paid during the periods for:
      Interest                                                            $ 10,582                10,406

  Noncash investing and financing activities:
      Preferred stock dividend                                               3,425                 3,414
      Issuance of preferred stock                                               --                   317
      Issuance of common stock                                                  --                   117


See accompanying notes to consolidated financial statements.

                             NEW WORLD PASTA COMPANY
            CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)
                    for the Three Months Ended April 1, 2001
                        (in thousands, except share data)


                                                                   (unaudited)
                                                                   Additional          Other
                                            Common Stock             Paid-in      Comprehensive  Accumulated
                                        Shares         Amount        Capital           Loss        Deficit         Total
                                        ------         ------        -------           ----        -------         -----
Balance at January 1, 2001             5,000,000     $       50      149,206                      (300,160)      (150,904)

Net income                                                                                             266            266

Loss on derivative instrument                                                          (691)                         (691)

Preferred stock dividend                      --             --       (3,425)            --             --         (3,425)
                                       ---------     ----------       -------        ------       ---------        -------


Balance at April 1, 2001               5,000,000     $       50      145,781           (691)      (299,894)      (154,754)
                                       =========     ==========      =======           =====      =========      =========


NEW WORLD PASTA COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.   Basis of Presentation

     The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the quarter ended April 1, 2001 are not necessarily indicative of the results that may be expected for the year ending December 31, 2001. These financial statements should be read in conjunction with management's discussion and analysis of financial condition and results of operations included in Item 2. In addition, for further disclosures, see the audited financial statements and the footnotes thereto included in New World Pasta Company's Annual Report on Form 10-K for the year ended December 31, 2000.

     New World Pasta Company ("New World Pasta" or "Company") uses a calendar year annual reporting period, with interim reporting broken down into 4-4-5 (4 week - 4 week - 5 week) monthly periods within each quarterly period. The Company's quarterly periods in 2001 end on April 1, July 1, and September 30 compared to April 2, July 2, and October 1 during 2000.

2.   Inventories

     New World Pasta values much of the raw material components of its inventories under the last-in, first-out (LIFO) method and the remaining inventories at the lower of first-in, first-out (FIFO), cost or market. Inventories valued using the LIFO method totaled $7.9 million as of April 1, 2001 and $7.2 million as of December 31, 2000. All inventories were stated at amounts that did not exceed realizable values. Total inventories were as follows:

                                                 April 1,        December 31,
                                                   2001              2000
                                              --------------    --------------
                                                       (in thousands)
     Raw materials ........................      $ 3,974             3,823
     Work in process ......................          194               120
     Finished goods .......................       17,161            12,444
                                              --------------    --------------
     Inventories at FIFO ..................       21,329            16,387
     Adjustments to LIFO ..................          660               660
                                              --------------    --------------
          Total inventories ...............      $21,989            17,047
                                              ==============    ==============

3.   Derivative Instruments and Hedging Activities

     The Company has adopted Financial Accounting Standards Board ("FASB") Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 133 requires the recognition of all derivative financial instruments as either assets or liabilities in the balance sheet and measurement of those instruments at fair value. Changes in the fair values of those derivatives will be reported in earnings or other comprehensive income depending on the use of the derivative and whether it qualifies for hedge accounting. The accounting for gains and losses associated with changes in the fair value of a derivative and the effect on the consolidated financial statements will depend on its hedge designation and whether the hedge is highly effective in achieving offsetting changes in the fair value or cash flow of the asset or liability hedged. Under the provisions of SFAS No. 133, the method that will be used for assessing the effectiveness of a hedging derivative, as well as the measurement approach for determining the ineffective aspects of the hedge, must be established at the inception of the hedge. The Company, as a result of its operating and financing activities, is exposed to changes in interest rates, which may adversely affect its results of operations and financial position. In seeking to minimize the risks and/or costs associated with interest rates, the Company may enter into hedges.

     The Company is exposed to interest rate risk primarily through its borrowing activities. The majority of the Company's long-term borrowings are fixed rate instruments. With respect to the Company's variable-rate debt, the Company has entered into an interest rate swap contract under which the Company agrees to pay an amount equal to a specified fixed rate of interest (approx. 9.6%) times a notional principal amount ($50 million) and to receive in return an amount equal to a specified variable rate of interest (one month LIBOR plus 4%) times the same notional principal amount ($50 million). The notional amounts of the contract are not exchanged and no other cash payments are made. The interest rate swap contract was entered into with a major financial institution in order to minimize credit risk. Approximately 40% of the Company's underlying variable-rate debt is being hedged with the interest rate swap.

     The Company has designated this interest rate swap contract as a cash flow hedge. At January 1, 2001, the amount of the transition adjustment recorded in accumulated other comprehensive income was a net unrealized gain of $51,000. At April 1, 2001, the fair value of the contract was a loss of $691,000. This amount is reflected as a liability with the offset recorded in accumulated other comprehensive loss in stockholder's equity in the accompanying balance sheet.

     To the extent that the swap agreement or other derivative instrument is not considered effective in offsetting the change in the value of the interest payments being hedged, any changes in fair value relating to the ineffective portion of this contract is immediately recognized as income or loss. There was no ineffective portion of the swap for the three months ended April 1, 2001.

4.   Stock-Based Compensation

     On February 4, 2000, New World Pasta entered into an employment agreement with John Denton for the position of Chairman of the Board and Chief Executive Officer. As a provision of that agreement, Mr. Denton received 29,286 shares of common stock and 792 shares of preferred stock. Of those shares, 11,714 shares of common stock and 317 shares of preferred stock were restricted. The forfeiture restrictions on those shares lapse over four years, in amounts of 2,929 shares of common stock and 80 shares of preferred stock annually. Tax withholding on the value of shares received was satisfied through a reduction in the issuance of unrestricted shares. As a result of the tax withholding, 17,572 common shares and 41 preferred shares were not issued in connection with the agreement. In addition, the employment agreement has a provision which permits the repurchase of shares by the Company at those values should Mr. Denton's employment be terminated due to a number of reasons. The restriction on the first installment of the restricted shares lapsed in February of 2001, leaving 8,785 shares of common and 237 shares of preferred stock restricted as of April 1, 2001.

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

5.   Principles of Consolidation

     Pasta Group LLC and Winchester Pasta LLC were merged into New World Pasta effective January 1, 2001.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statement

     The Private Securities Litigation Reform Act of 1995 (the "Act") provides a safe harbor for forward-looking statements made by or on behalf of our Company. Our Company and its representatives may from time to time make written or oral forward-looking statements, including statements contained in this report and in other filings with the Securities and Exchange Commission. All statements which address operating performance, events or developments that are expected or anticipated to occur in the future, including statements relating to strategy, expectations about future events, volume growth, share of sales or statements expressing general optimism about future operating results, are forward-looking statements within the meaning of the Act. The forward-looking statements are and will be based on management's then current views and assumptions regarding future events and operating performance.

     In the discussion set forth below, readers can identify forward-looking statements by their use of such verbs as "expects", "anticipates", "believes", "estimates", "intends", "plans" or similar verbs or conjugations of such verbs. If the assumptions prove incorrect or should unanticipated circumstances arise, our actual results could materially differ from those anticipated by such forward-looking statements. Differences could be the result of any number or combination of factors, including the following:

         .  Intense levels of competition in the pasta industry;
         .  Declines in retail pasta sales;
         . Risks associated with revised sales and marketing initiatives; . High level of indebtedness;
         .  Possible conflicts of interest;
         .  Reliance on a single vendor for raw material procurement;
         .  Price volatility of raw materials;
         .  Transportation risks;
         .  Changes in laws, government regulations or trade policies;
         .  Labor relations;
         .  Product liability;
         .  Environmental liability; and
         .  Dependence on key personnel.

     You are strongly encouraged to consider these factors and others mentioned in the Registration Statement on Form S-4 (Reg. No. 333-76763) declared effective August 3, 1999, when evaluating forward-looking statements in this report. We undertake no responsibility to update any forward-looking statements contained in this report.

General

     New World Pasta's primary business is the production of dry pasta, which is marketed and sold under regional brands through supermarkets and other food channels. Three of our four principal brands, RONZONI, SAN GIORGIO and AMERICAN BEAUTY, are among the top six brands in the United States according to Information Resources, Inc. Our fourth largest brand, SKINNER, is a strong brand in the midwestern and southwestern markets. We own several other brands including: P&R, IDEAL and MRS. WEISS'. We also produce noodle products under the brand names LIGHT N' FLUFFY, AMERICAN BEAUTY, SKINNER, MRS. WEISS', P&R and IDEAL, and have the largest market share of the retail egg noodle market in the United States.

     Our executive offices are located at 85 Shannon Road, Harrisburg, Pennsylvania 17112 and the telephone number is (717) 526-2200.

Results of Operations

Three Months Ended April 1, 2001 Compared With Three Months Ended April 2, 2000
-------------------------------------------------------------------------------

     Net Sales
     ---------

     Net sales for the first quarter of 2001 decreased by $5.6 million or 6.9% from the same period in 2000. This decrease was primarily due to a reduction in unit volume as a result of the continued decline in consumers' consumption of dry pasta products as well as significant competitive pressures within the retail dry pasta segment and from other competing products within the pasta category.

     Cost of Sales
     -------------

     Cost of sales for the first quarter of 2001 decreased by $2.6 million or 5.9% from the first quarter of 2000 primarily due to the sales volume decline experienced during the period. Raw material prices, particularly durum/semolina costs, were slightly higher in this period than in last year's first quarter.

     Gross Profit
     ------------

     Gross profit for the first quarter of 2001 decreased by $3.0 million, with the decrease in net sales being only partially offset by the reduction in cost of sales. Gross margin as a percentage of net sales decreased to 44.5% for the first quarter of 2001 from 45.1% for the first quarter of 2000, primarily due to slightly higher raw material costs.

     Selling and Marketing Expenses
     ------------------------------

     Selling and marketing expenses for the first quarter of 2001 decreased by $4.4 million or 15.9% from the first quarter of 2000. This decrease was primarily due to reduced sales volume and the continuing effect of our revised marketing strategy adopted in the third quarter of 2000, which reduces trade oriented spending levels and invests in higher quality consumer marketing and advertising programs.

     General and Administrative Expenses
     -----------------------------------

     General and administrative expenses for the first quarter of 2001 decreased by $951,000 or 24.0% from the first quarter of 2000, due to the reduced level of stock-based compensation expenses and workforce reduction taken in the second quarter of 2000.

     Income from Operations
     ----------------------

     Income from operations for the first quarter of 2001 was $7.6 million, an increase of $2.4 million or 44.9% compared to the first quarter of 2000. Although net sales for the first quarter of 2001 were lower than the same period of 2000, reductions in cost of sales, selling and marketing expenses, and general and administrative expenses more than offset this decline.

     Interest Expense
     ----------------

     Interest expense for the first quarter of 2001 increased $203,000 or 2.9% from the first quarter of 2000. This increase was due primarily to the interest rate increase on the term loan portion of our senior credit facility (the "Credit Facility") in the second quarter of 2000 and was only partially offset by lower overall debt levels.

     Income Taxes
     ------------

     The income tax expense of $188,000 for the first quarter of 2001 reflects the anticipated cost of applying the estimated annual effective tax rate to the year-to-date profit before income taxes and an adjustment of deferred taxes. The prior year first quarter tax benefit of $627,000 reflected the anticipated tax benefit of applying the estimated annual tax rate to the year-to-date loss before income taxes.

     Net Income (Loss)
     -----------------

     We had a net income of $266,000 for the first quarter of 2001 compared to a $1.1 million net loss in the first quarter of 2000. This reversal is the result of a decline in cost of sales and general and administrative expenses, along with the decrease in selling and marketing expenses, all of which are the result of the execution of our cost reduction plans and our revised go-to-market strategies implemented last year.

Liquidity and Capital Resources

     Our primary sources of liquidity are cash provided by operations and borrowings under the Credit Facility. Cash and cash equivalents totaled $8.3 million at April 1, 2001 and $9.5 million at December 31, 2000; working capital was $28.6 million at April 1, 2001 compared to $26.3 million at December 31, 2000. The current ratio was 1.9 at April 1, 2001 compared to 1.8 at December 31, 2000.

     Net cash provided by operating activities was $77,000 for the three months ended April 1, 2001 compared to net cash used in operations of $5.5 million for the three months ended April 2, 2000. The increase in cash provided by operations is due to an increase in net income, a decrease in trade and other receivables, an increase in accounts payable and an increase in accrued marketing expense, offset by an increase in inventories, a decrease in accrued interest expense, an increase in prepaid expenses, and a decrease in other accrued expenses and liabilities.

     Net cash used in investing activities totaled $1.3 million for the three months ended April 1, 2001 versus $905,000 for the three months ended April 2, 2000. This increase was due to higher capital spending levels.

     Net cash used in financing activities reflects the mandatory debt repayments in the period offset by the financing of a portion of our insurance premiums.

     Dividends on preferred stock are reflective of the dividends on the 12% mandatorily redeemable cumulative preferred stock recognized on the balance sheet date. These dividends are accrued only. We have not paid any dividends on our preferred stock since our inception, and we do not anticipate paying any cash dividends in the foreseeable future.

New Accounting Standard

     Emerging Issues Task Force (EITF) Issue No. 00-14, "Accounting for Certain Sales Incentives" which provides guidance on accounting for certain promotional activities was to be effective in the second quarter of 2001, but has recently been delayed until the first quarter of fiscal year 2002. This pronouncement will have a significant impact on the manner in which certain expenses are recorded in our financial statements. If this pronouncement had been implemented for the quarter ended April 1, 2001, there would have been a decrease in selling and marketing expense of $3.9 million and a corresponding decrease in net sales.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     We are subject to market risk associated with some commodity prices and changes in interest rates. To manage the risk of fluctuations in interest rates, our borrowings are a mix of fixed and floating rate obligations. This includes the $160.0 million of notes that bear interest at a 9.25% fixed rate and are due 2009 and a term loan (current balance of $127.4 million) that bears interest at a floating rate. On April 1, 2001, the effective rate on the term loan was 9.0625%. In May 1999, we entered into an interest rate swap agreement that converts $50 million of this floating interest rate debt to a fixed rate. The interest rate under the interest rate swap agreement is approximately 9.6%, and the agreement expires on June 2, 2002. The carrying amount of the debt obligation on the 9.25% notes is currently higher than the fair value of similar debt instruments of comparable maturity. The fair market value of the 9.25% notes approximates 56% of the current carrying amount. The carrying amount of the term loan is higher than the fair value of similar debt instruments of comparable maturity and approximates 90% of the current carrying amount. The estimated fair value of the interest rate swap agreement of $(691,000) is the amount we would be required to pay to terminate the swap agreement at April 1, 2001. The interest rate market risk is currently not considered significant.

     The Company has adopted SFAS 133 -- "Accounting for Derivative Instruments and Hedging Activities." See footnote 3 to the Financial Statements for further information about SFAS 133 and its impact on the Company.

     Since the majority of our commodity purchasing is done by Miller Milling Company, pursuant to a procurement agreement entered into in January 1999, we do not currently have and do not expect to enter into any derivative instruments to manage commodity price risks.


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

        None

     b) Form 8-Ks:

        None

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                       NEW WORLD PASTA COMPANY

        Date:   May 11, 2001           /s/ Wayne Robison
                                       -----------------------------------------
                                       Vice President, Finance and
                                       Chief Financial Officer

                May 11, 2001           /s/ Frank Chalk
                                       -----------------------------------------
                                       Controller and Chief Accounting Officer