Form 10-Q
period 2001-07-01
NEW WORLD PASTA CO
filed 2001-08-13
CIK 1081878

                                 United States
                      SECURITIES AND EXCHANGE COMMISSION
                             Washington, DC 20549
                                   Form 10-Q

          X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
          -
                        SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended July 1, 2001

   ____TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
                             EXCHANGE ACT OF 1934

                  For the Transition Period from ____ to ____

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

                  YES     X      NO  ___
                         ---


As of July 29, 2001, the registrant had 5,011,714 shares of common stock outstanding, par value $.01, and 114,160 shares of preferred stock outstanding.

                            NEW WORLD PASTA COMPANY
                              INDEX TO FORM 10-Q


                                                                                                                        Page
PART I.        FINANCIAL INFORMATION

               ITEM 1.  FINANCIAL STATEMENTS                                                                              1

                        Consolidated Balance Sheets as of July 1, 2001                                                    1
                        (unaudited) and December 31, 2000

                        Consolidated Statements of Operations (unaudited) for                                             2
                        the Three and Six Months ended July 1, 2001 and July 2, 2000

                        Consolidated Statements of Cash Flows (unaudited) for                                             3
                        the Six Months ended July 1, 2001 and July 2, 2000

                        Consolidated Statement of Stockholders' Equity (Deficit)                                          4
                        (unaudited) for the Six Months ended July 1, 2001

                        Notes to Consolidated Financial Statements                                                        5

               ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS                                                              8
                        OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

               ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT                                                   12
                        MARKET RISK

PART II.       OTHER INFORMATION                                                                                         13

               ITEM 1.  LEGAL PROCEEDINGS                                                                                13

               ITEM 2.  CHANGES IN SECURITIES                                                                            13

               ITEM 3.  DEFAULTS UPON SENIOR SECURITIES                                                                  13

               ITEM 4.  SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS                                                13

               ITEM 5.  OTHER INFORMATION                                                                                13

               ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K                                                                 13

PART I -   FINANCIAL INFORMATION
ITEM 1 -  FINANCIAL STATEMENTS
                            NEW WORLD PASTA COMPANY
                          CONSOLIDATED BALANCE SHEETS
                   As of July 1, 2001 and December 31, 2000
                (in thousands, except share and per share data)

                                                                                      (unaudited)
                                                                                        July 1,                  December 31,
                                                                                         2001                        2000
                                                                                 --------------------       ---------------------
ASSETS
     Current assets:
          Cash and cash equivalents                                                    $   6,396                       9,542
          Trade and other receivables, net                                                17,276                      18,182
          Inventories, net                                                                17,627                      17,047
          Prepaid expenses and other current assets                                        2,405                       2,008
          Deferred income taxes                                                           11,839                      11,648
                                                                                 --------------------       ---------------------
          Total current assets                                                            55,543                      58,427
                                                                                 --------------------       ---------------------

     Property, plant and equipment, net                                                   90,900                      92,164
     Deferred income taxes                                                                93,632                      93,725
     Intangible assets and other assets, net                                              61,474                      62,872
     Deferred debt costs, net                                                              7,319                       7,977
                                                                                 --------------------       ---------------------

     Total assets                                                                      $ 308,868                     315,165
                                                                                 ====================       =====================

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
     Current liabilities:
          Current portion of long-term debt                                            $   1,285                       1,300
          Loans payable                                                                      172                          --
          Accounts payable:
              Trade                                                                        6,666                       6,263
              Related parties                                                              2,246                       1,561
          Accrued interest expense                                                         6,697                       6,018
          Accrued marketing expense                                                        4,847                       8,923
          Other accrued expenses and other liabilities                                     7,181                       8,089
                                                                                 --------------------       ---------------------
          Total current liabilities                                                       29,094                      32,154
                                                                                 --------------------       ---------------------

     Long-term debt, less current maturities                                             284,324                     286,425
     Employee benefit liabilities                                                          5,850                       6,539
     Other long-term liabilities                                                             433                         712
                                                                                 --------------------       ---------------------
     Total liabilities                                                                   319,701                     325,830
                                                                                 --------------------       ---------------------

     Mandatorily redeemable 12% cumulative preferred stock, $.01 par value; $1,000 liquidation preference value; 115,000 shares authorized; 114,160 shares issued and outstanding
        as of July 1, 2001 and December 31, 2000                                         147,315                     140,466
     Mandatorily redeemable common stock, $.01 par value; $10
         liquidation value; 11,714 shares issued and outstanding
         as of July 1, 2001 and December 31, 2000                                            117                         117
     Unearned compensation                                                                  (289)                       (344)
                                                                                 --------------------       ---------------------
                                                                                         147,143                     140,239
                                                                                 --------------------       ---------------------
     Stockholders' equity (deficit):
          Common stock, $.01 par value; 7,500,000 shares authorized;
               5,000,000 shares issued and outstanding as of
               July 1, 2001 and December 31, 2000                                             50                          50
          Additional paid-in capital                                                     142,357                     149,206
          Other comprehensive loss                                                          (501)                         --
          Accumulated deficit                                                           (299,882)                   (300,160)
                                                                                 --------------------       ---------------------

      Total stockholders' equity (deficit)                                              (157,976)                   (150,904)
                                                                                 --------------------       ---------------------

Total liabilities and stockholders' equity (deficit)                                   $ 308,868                     315,165
                                                                                 ====================       =====================

See accompanying notes to consolidated financial statements.

                            NEW WORLD PASTA COMPANY
                     CONSOLIDATED STATEMENTS OF OPERATIONS
       for the Three and Six Months ended July 1, 2001 and July 2, 2000
                                (in thousands)

                                                                                 (unaudited)
                                                      Three Months Ended                               Six Months Ended
                                               July 1, 2001         July 2, 2000              July 1, 2001         July 2, 2000
                                           ------------------    -----------------          ---------------    ------------------
Net sales                                        $69,617               72,448                  145,972               154,447
Cost of sales                                     39,695               40,815                   82,099                85,864
                                           ------------------    -----------------          ---------------    ------------------

Gross profit                                      29,922               31,633                   63,873                68,583
Selling and marketing expenses                    20,052               24,627                   43,403                52,378
General and administrative expenses                2,960                3,596                    5,971                 7,558
Cost of restructuring, net                            --                  582                       --                   582
Gain on sale of closed facility                       --                 (251)                      --                  (251)
                                           ------------------    -----------------          ---------------    ------------------

Income from operations                             6,910                3,079                   14,499                 8,316
Interest expense, net                              6,891                7,291                   14,026                14,223
                                           ------------------    -----------------          ---------------    ------------------

Income (loss) before income taxes                     19               (4,212)                     473                (5,907)
Income tax expense (benefit)                           7               (1,515)                     195                (2,142)
                                           ------------------    -----------------          ---------------    ------------------

Net income (loss)                                $    12               (2,697)                     278                (3,765)
                                           ==================    =================          ===============    ==================

See accompanying notes to consolidated financial statements.

                            NEW WORLD PASTA COMPANY
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
            for the Six Months ended July 1, 2001 and July 2, 2000
                                (in thousands)

                                                                                            (unaudited)
                                                                              July 1, 2001                July 2, 2000
                                                                           ------------------           -----------------
Cash flows from operating activities:
  Net income (loss)                                                             $   278                      (3,765)

  Adjustment to reconcile net income (loss) to net cash
    provided by (used in) operating activities:
      Depreciation and amortization                                               7,433                       7,372
      Loss from disposal of property, plant and equipment                            --                        (207)
      Deferred income taxes                                                         (98)                     (2,143)
      Compensation expense from issuance of stock                                    55                         470
      Changes in assets and liabilities:
        Trade and other receivables                                                 906                       1,550
        Inventories                                                                (563)                       (615)
        Prepaid expenses and other current assets                                  (397)                       (484)
        Accounts payable                                                          1,088                      (1,797)
        Accrued interest expense                                                    679                         792
        Accrued marketing expense                                                (4,076)                     (2,497)
        Other accrued expenses and other liabilities                             (2,377)                       (194)
                                                                         -------------------          ------------------

          Net cash provided by (used in) operating activities                     2,928                      (1,518)
                                                                         -------------------          ------------------

Cash flows from investing activities:
    Acquisition of property, plant and equipment                                 (4,130)                     (3,377)
    Proceeds from disposal of property, plant and equipment                          --                       1,103
                                                                         -------------------          ------------------

          Net cash used in investing activities                                  (4,130)                     (2,274)
                                                                         -------------------          ------------------

Cash flows from financing activities:
    Proceeds from issuance of debt                                                  388                         355
    Repayment of debt                                                            (2,332)                       (870)
    Deferred debt costs                                                              --                        (717)
                                                                         -------------------          ------------------

        Net cash used in financing activities                                    (1,944)                     (1,232)
                                                                         -------------------          ------------------

Net decrease in cash and cash equivalents                                        (3,146)                     (5,024)
Cash and cash equivalents at beginning of period                                  9,542                      13,146
                                                                         -------------------          ------------------

Cash and cash equivalents at end of period                                      $ 6,396                       8,122
                                                                         ===================          ==================

Supplemental disclosures of cash flow information:
   Cash paid during the periods for:
      Interest                                                                  $12,688                      12,800

  Noncash investing and financing activities:
      Preferred stock dividend                                                    6,849                       6,841
      Issuance of common stock                                                       --                         117
      Issuance of preferred stock                                                    --                         317

See accompanying notes to consolidated financial statements.

                            NEW WORLD PASTA COMPANY
           CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)
                     for the Six Months ended July 1, 2001
                       (in thousands, except share data)

                                                                    (unaudited)
                                                             Additional       Other
                                           Common Stock        Paid-in    Comprehensive   Accumulated
                                          Shares     Amount    Capital         Loss         Deficit       Total
                                        -----------  ------  -----------  --------------  ------------  ---------
Balance at January 1, 2001               5,000,000      $50     149,206              --      (300,160)  (150,904)

Net income                                      --       --          --              --           278        278

Loss on derivative instrument,                  --       --          --            (501)           --       (501)
net of tax effect of $307

Preferred stock dividend                        --       --      (6,849)             --            --     (6,849)
                                        ----------   ------  ----------   -------------   -----------   --------

Balance at July 1, 2001                  5,000,000      $50     142,357            (501)     (299,882)  (157,976)
                                        ==========   ======  ==========   =============   ===========   ========

See accompanying notes to consolidated financial statements.

NEW WORLD PASTA COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.   Basis of Presentation

     The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the quarter and six months ended July 1, 2001 are not necessarily indicative of the results that may be expected for the year ending December 31, 2001. These financial statements should be read in conjunction with management's discussion and analysis of financial condition and results of operations included in Item 2. In addition, for further disclosures, see the audited financial statements and the footnotes thereto included in New World Pasta Company's Annual Report on Form 10-K for the year ended December 31, 2000.

     New World Pasta Company ("New World Pasta" or "Company") uses a calendar year annual reporting period, with interim reporting broken down into 4-4-5 (4 week -4 week - 5 week) monthly periods within each quarterly period. The Company's quarterly periods in 2001 end on April 1, July 1, and September 30 compared to April 2, July 2, and October 1 during 2000.

2.   Inventories

     New World Pasta values much of the raw material components of its inventories under the last-in, first-out (LIFO) method and the remaining inventories at the lower of cost, using the first-in, first-out (FIFO) method, or market. Inventories valued using the LIFO method totaled $6.0 million as of July 1, 2001 and $5.6 million as of December 31, 2000. All inventories were stated at amounts that did not exceed realizable values. Total inventories were as follows:

                                                  July 1,       December 31,
                                                    2001           2000
                                               ------------   ----------------
                                                       (in thousands)
          Raw materials.....................      $ 3,191            3,823
          Work in process...................          136              120
          Finished goods....................       13,894           12,444
                                               ------------   ----------------
          Inventories at FIFO...............       17,221           16,387
          Adjustments to LIFO...............          406              660
                                               ------------   ----------------
               Total inventories............      $17,627           17,047
                                               ============   ================

3.   Derivative Instruments and Hedging Activities

     The Company has adopted Financial Accounting Standards Board ("FASB") Statement of Financial Accounting Standards ("SFAS") No. 133, Accounting for Derivative Instruments and Hedging Activities and SFAS No. 138, Accounting for Certain Derivative Instruments and Certain Hedging Activities, an amendment to SFAS No. 133, on January 1, 2001. These Statements require the recognition of all derivative financial instruments as either assets or liabilities on the balance sheet and measurement of those instruments at fair value. Changes in the fair values of those derivatives are reported in earnings or other comprehensive income depending on the use of the derivative and whether it qualifies for hedge accounting. Under the provisions of the Statements, the method that will be used for assessing the effectiveness of a hedging derivative, as well as the measurement approach for determining the ineffective aspects of the hedge, must be established at the inception of the hedge. The Company, as a result of its operating and financing activities, is exposed to changes in interest rates, which may adversely affect its results of operations and financial position. In seeking to minimize the risks and/or costs associated with interest rates, the Company may enter into hedges.

     The Company is exposed to interest rate risk primarily through its borrowing activities. The majority of the Company's long-term borrowings are fixed rate instruments. With respect to the Company's variable-rate debt, the Company has entered into an interest rate swap contract under which the Company agrees to pay an amount equal to a specified fixed rate of interest (approximately 9.6%) times a notional principal amount ($50 million) and to receive in return an amount equal to a specified variable rate of interest (one month LIBOR plus 4%) times the same notional principal amount ($50 million). The notional amounts of the contract are not exchanged and no other cash payments are made. The interest rate swap contract was entered into with a major financial institution in order to minimize credit risk. Approximately 40% of the Company's underlying variable-rate debt is being hedged with the interest rate swap.

     The Company has designated this interest rate swap contract as a cash flow hedge. At January 1, 2001, the amount of the transition adjustment recorded in accumulated other comprehensive income was a net unrealized gain of $51,000. At July 1, 2001, the fair value of the contract was a loss of $501,000, net of tax. This amount is reflected as a liability with the offset recorded in accumulated other comprehensive loss in stockholders' equity (deficit) in the accompanying consolidated balance sheet.

     To the extent that the swap agreement or other derivative instrument is not considered effective in offsetting the change in the value of the interest payments being hedged, any changes in fair value relating to the ineffective portion of the derivative instrument is immediately recognized as income or loss. There was no material ineffective portion of the interest rate swap for the three and six months ended July 1, 2001.

4.   Stock-Based Compensation

     On February 4, 2000, New World Pasta entered into an employment agreement with John Denton for the position of Chairman of the Board and Chief Executive Officer. As a provision of that agreement, Mr. Denton received 29,286 shares of common stock and 792 shares of preferred stock. Of those shares, 11,714 shares of common stock and 317 shares of preferred stock were restricted. The forfeiture restrictions on those shares lapse over four years, in amounts of 2,929 shares of common stock and 80 shares of preferred stock annually. Tax withholding on the value of shares received was satisfied through a reduction in the issuance of unrestricted shares. As a result of the tax withholding, 17,572 common shares and 41 preferred shares were not issued in connection with the agreement. In addition, the employment agreement has a provision which permits the repurchase of shares by the Company at those values should Mr. Denton's employment be terminated due to a number of reasons. The restriction on the first installment of the restricted shares lapsed in February of 2001, leaving 8,785 shares of common and 237 shares of preferred stock restricted as of July 1, 2001.

     Compensation expense was recognized upon the date of grant for the unrestricted shares based on the estimated fair market value of each share and amounted to approximately $651,000 for the six-month period ended July 2, 2000. Unearned compensation was recorded upon the date of grant for the restricted shares based on the estimated fair market value of each share and amounted to approximately $434,000. The unearned compensation is being charged to earnings on a straight-line basis over the four-year restriction period.

5.   Principles of Consolidation

     Pasta Group LLC and Winchester Pasta LLC were merged into New World Pasta effective January 1, 2001.

6.   New Accounting Standards

     Emerging Issues Task Force Issue No. 00-14, "Accounting for Certain Sales Incentives" which provides guidance on accounting for certain promotional activities was to be effective in the second quarter of 2001, but has recently been delayed until the first quarter of fiscal year 2002. This pronouncement will have a significant impact on the manner in which certain expenses are recorded in our financial statements. Specifically, certain amounts currently reported as selling and marketing expense will be reported as a reduction to net sales. If this pronouncement had been implemented for the quarter ended July 1, 2001, there would have been a decrease in selling and marketing expense of $6.9 million and a corresponding decrease in net sales.

     In July 2001, the Financial Accounting Standards Board issued SFAS No. 141, Business Combinations (SFAS No. 141). SFAS No. 141 addresses financial accounting and reporting for business combinations and supersedes APB Opinion No. 16, Business Combinations, and SFAS No. 38, Accounting for Preacquisition Contingencies of Purchased Enterprises. All business combinations in the scope of SFAS No. 141 are to be accounted for using the purchase method. The provisions of this Statement apply to all business combinations initiated after June 30, 2001. This Statement also applies to all business combinations accounted for using the purchase method for which the date of acquisition is July 1, 2001 or later. This Statement would have no affect on our July 1, 2001 results. The recent acquisition discussed in the Subsequent Events section of this report will be accounted for in accordance with SFAS No. 141.

     In July 2001, the Financial Accounting Standards Board issued SFAS No. 142, Goodwill and Other Intangible Assets (SFAS No. 142). SFAS No. 142 addresses financial accounting and reporting for acquired goodwill and other intangible assets and supersedes APB Opinion No. 17, Intangible Assets. SFAS No. 142 requires that goodwill and other intangible assets with indefinite lives will no longer be amortized to earnings, but instead be reviewed for impairment on an annual basis. Intangible assets with definite useful lives will be amortized to their estimated residual values over those estimated useful lives. The provisions of this Statement are required to be applied starting with fiscal years beginning after December 15, 2001.

     The Company has not yet determined the impact of SFAS No. 142 on its consolidated financial statements.

7.   Subsequent Events

     On July 30, 2001, the Company completed the purchase of the dry pasta business of Borden Foods Corporation ("Borden") and certain of its affiliates. The acquisition was consummated pursuant to the terms of a Stock and Asset Purchase Agreement, dated as of July 6, 2001, among Borden, certain affiliates of Borden and JLL Pasta, LLC, as amended by Amendment No. 1, dated as of July 30, 2001 (the "Purchase Agreement"). The Purchase Agreement was assigned to New World Pasta by JLL Pasta, LLC, which is affiliated with the Company's majority stockholder, pursuant to an Assignment and Assumption Agreement, dated July 30, 2001, between the Company and JLL Pasta, LLC.

     The acquisition includes Borden's dry pasta production facilities and certain of its pasta brands in the United States, Canada and Italy. The businesses acquired generate approximately $210 million in annual sales. The acquisition includes:

     . CREAMETTE(R), PRINCE(R) and five other pasta brands in the United States, along with manufacturing facilities in St. Louis, Missouri and Chicago, Illinois.

     . CATELLI(R) and LANCIA(R) pasta brands in Canada and manufacturing facilities in Montreal, Quebec and Lethbridge, Alberta.

     . ALBADORO(R) and MONDER(R) pasta brands and two manufacturing facilities in Italy.

     Pursuant to the Purchase Agreement, the Company paid $43.1 million in cash for all of the outstanding stock of several Borden subsidiaries engaged in the dry pasta business, as well as certain trademarks used in the dry pasta business. The purchase price is subject to a post-closing working capital adjustment.

     The Company intends to use the plant, equipment, and physical assets acquired in the acquisition to expand its manufacturing and distribution systems, as well as to reduce its overall cost structure.

     The acquisition was financed by issuing Term-C Loans provided for by the Credit Agreement Amendment described below. JLL Pasta, LLC has purchased a 100% participation in the Term-C Loans. The Company also took the following actions to facilitate and consummate the acquisition:

     . Issued to JLL Pasta, LLC warrants to purchase an aggregate of 51,402,000 shares of common stock, par value $.01 per share, of the Company at a purchase price equal to $1.00 per share.

     . Recapitalized the capital stock such that each outstanding share of 12% Cumulative Redeemable Preferred Stock was recapitalized into 379.33 shares of common stock (the "Recapitalization"). The Recapitalization was affected through an amendment and restatement of the Company's Amended and Restated Certificate of Incorporation.

     . Entered into an Amendment No. 2 (the "Amendment"), dated as of July 30, 2001 to its Credit Agreement dated as of January 28, 1999 (as amended, the "Credit Agreement"), among the Company, the various financial institutions parties thereto, Morgan Stanley Senior Funding, Inc., as syndication agent, and The Bank of Nova Scotia, as lead arranger and administrative agent. The Amendment modified certain covenants of the Company under the Credit Agreement and added a new tranche of secured term loans to the Credit Agreement (the "Term-C Loans") in the aggregate principal amount of $51,402,000. The Term-C Loans have an 8% pay-in-kind coupon, no amortization requirement and mature in full on June 30, 2006, and are subject to the same covenants and events of default, which govern all other loans outstanding under the Credit Agreement.

     In July 2001, the Company finalized negotiations on one of its union contracts which resulted in the elimination of post-retirement employee benefits. The Company is still reviewing the impact this will have on the results of its operations.


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statement

     The Private Securities Litigation Reform Act of 1995 (the "Act") provides a safe harbor for forward-looking statements made by or on behalf of our Company. Our Company and its representatives may from time to time make written or oral forward-looking statements, including statements contained in this report and in other filings with the Securities and Exchange Commission ("SEC"). All statements which address operating performance, events or developments that are expected or anticipated to occur in the future, including statements relating to strategy, expectations about future events, volume growth, share of sales or statements expressing general optimism about future operating results, are forward-looking statements within the meaning of the Act. The forward-looking statements are and will be based on management's then current views and assumptions regarding future events and operating performance.

     In the discussion set forth below, readers can identify forward-looking statements by their use of such verbs as "expects", "anticipates", "believes", "estimates", "intends", "plans" or similar verbs or conjugations of such verbs. If the assumptions prove incorrect or should unanticipated circumstances arise, our actual results could materially differ from those anticipated by such forward-looking statements. Differences could be the result of any number or combination of factors, including the following:

        .  Intense levels of competition in the pasta industry;
        .  Inability to successfully integrate acquired businesses;
        .  Declines in retail pasta sales;
        . Risks associated with revised sales and marketing initiatives; . High level of indebtedness;
        .  Possible conflicts of interest;
        .  Reliance on a single vendor for raw material procurement;
        .  Price volatility of raw materials;
        .  Transportation risks;
        .  Changes in laws, government regulations or trade policies;
        .  Labor relations;
        .  Product liability;
        .  Environmental liability; and
        .  Dependence on key personnel.

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

     On July 30, 2001, New World Pasta completed the purchase of the dry pasta business of Borden and certain of its affiliates. The acquisition includes Borden's dry pasta production facilities and certain of its pasta brands in the United States, Canada and Italy. The businesses acquired generate approximately $210 million in annual sales. The acquisition includes:

        . CREAMETTE(R), PRINCE(R) and five other pasta brands in the United States, along with manufacturing facilities in St. Louis, Missouri and Chicago, Illinois.

        . CATELLI(R) and LANCIA(R) pasta brands in Canada and manufacturing facilities in Montreal, Quebec and Lethbridge, Alberta.

        . ALBADORO(R) and MONDER(R) pasta brands and two manufacturing facilities in Italy.

See Form 8-K filed with the SEC on August 3, 2001, announcing the acquisition.

     Our executive offices are located at 85 Shannon Road, Harrisburg, Pennsylvania 17112 and the telephone number is (717) 526-2200.

Results of Operations

Three Months ended July 1, 2001 Compared With Three Months ended July 2, 2000
-----------------------------------------------------------------------------

     Net Sales
     ---------

     Net sales for the second quarter of 2001 decreased by $2.8 million or 3.9% from the same period in 2000. This decrease was primarily due to a reduction in unit volume as a result of the continued decline in consumers' consumption of dry pasta products, as well as significant competitive pressures within the retail dry pasta segment and from other competing products within the overall pasta category.

     Cost of Sales
     -------------

     Cost of sales for the second quarter of 2001 decreased by $1.1 million or 2.7% from the second quarter of 2000, primarily due to the sales volume decline experienced during the period. Raw material prices, particularly durum/semolina costs, were slightly higher in this period than in last year's second quarter.

     Gross Profit
     ------------

     Gross profit for the second quarter of 2001 decreased by $1.7 million from the second quarter of 2000 with the decrease in net sales being only partially offset by the reduction in cost of sales. Gross profit as a percentage of net sales decreased to 43.0% for the second quarter of 2001 from 43.7% for the second quarter of 2000, primarily due to higher raw material costs.

     Selling and Marketing Expenses
     ------------------------------

     Selling and marketing expenses for the second quarter of 2001 decreased by $4.6 million or 18.6% from the second quarter of 2000. This decrease was primarily due to reduced sales volume and the continuing effect of our revised marketing strategy adopted in the third quarter of 2000, which reduces trade oriented spending levels and invests in higher quality consumer marketing and advertising programs.

     General and Administrative Expenses
     -----------------------------------

     General and administrative expenses for the second quarter of 2001 decreased by $636,000 or 17.7% from the second quarter of 2000, due to the workforce reduction implemented in the second quarter of 2000.

  Cost of Restructuring
  ---------------------

  The cost of restructuring in the prior year of $582,000 was due to the workforce reduction implemented in the second quarter of 2000.

  Gain on Sale of Closed Facility
  -------------------------------

  The gain on sale of closed facility in the prior year represents the realized gain on the sale of the Kansas City facility in the second quarter of 2000.

  Income from Operations
  ----------------------

  Income from operations for the second quarter of 2001 was $6.9 million, an increase of $3.8 million or 124.4% compared to the second quarter of 2000. Although net sales for the second quarter of 2001 were lower than the same period of 2000, reductions in cost of sales, selling and marketing expenses, and general and administrative expenses more than offset this decline.

  Interest Expense
  ----------------

  Interest expense for the second quarter of 2001 decreased $400,000 or 5.5% from the second quarter of 2000. This decrease was due to lower overall debt levels and lower interest rates.

  Income Taxes
  ------------

  The income tax expense of $7,000 for the second quarter of 2001 reflects the application of the estimated annual effective tax rate to the year-to-date profit before income taxes. The prior year second quarter tax benefit of $1.5 million reflected the anticipated tax benefit of applying the estimated annual tax rate to the year-to-date loss before income taxes.

  Net Income (Loss)
  -----------------

  Net income was $12,000 for the second quarter of 2001 compared to a $2.7 million net loss in the second quarter of 2000. This reversal is the result of a decline in cost of sales and general and administrative expenses, along with the decrease in selling and marketing expenses, all of which are the result of the execution of our cost reduction plans and our revised go-to-market strategies implemented last year.

Six Months ended July 1, 2001 Compared With Six Months ended July 2, 2000
-------------------------------------------------------------------------

  Net Sales
  ---------

  Net sales for the first six months of 2001 decreased by $8.5 million or 5.5% from the same period in 2000. This decrease was primarily due to a reduction in unit volume as a result of the continued decline in consumers' consumption of dry pasta products, as well as significant competitive pressures within the retail dry pasta segment and from other competing products within the overall pasta category.

  Cost of Sales
  -------------

  Cost of sales for the first six months of 2001 decreased by $3.8 million or 4.4% from the same period in 2000, primarily due to the sales volume decline experienced during the period. Raw material prices, particularly durum/semolina costs, were slightly higher in this period than in last year's first six months.

  Gross Profit
  ------------

  Gross profit for the first six months of 2001 decreased by $4.7 million from the first six months of last year, with the decrease in net sales being only partially offset by the reduction in cost of sales. Gross profit as a percentage of net sales decreased to 43.8% for the first six months of 2001 from 44.4% for the first six months of 2000, primarily due to higher raw material costs.

  Selling and Marketing Expenses
  ------------------------------

  Selling and marketing expenses for the first six months of 2001 decreased by $9.0 million or 17.1% from the same period in 2000. This decrease was primarily due to reduced sales volume and the continuing effect of our revised marketing strategy adopted in the third quarter of 2000, which reduces trade oriented spending levels and invests in higher quality consumer marketing and advertising programs.

  General and Administrative Expenses
  -----------------------------------

  General and administrative expenses for the first half of 2001 decreased by $1.6 million or 21.0 % from the first half of 2000, due to a reduced level of stock-based compensation expense and the workforce reduction that was implemented in the second quarter of 2000.

  Cost of Restructuring
  ---------------------

  The cost of restructuring in the prior year of $582,000 was due to the workforce reduction implemented in the second quarter of 2000.

  Gain on Sale of Closed Facility
  -------------------------------

  The gain on sale of closed facility represents the realized gain on the sale of the Kansas City facility in the second quarter of 2000.

  Income from Operations
  ----------------------

  Income from operations for the first six months of 2001 was $14.5 million, an increase of $6.2 million or 74.4% compared to the first six months of 2000. Although net sales for the second quarter of 2001 were lower than the same period of 2000, reductions in cost of sales, selling and marketing expenses, and general and administrative expenses more than offset this decline.

  Interest Expense
  ----------------

  Interest expense for the first half of 2001 decreased $197,000 or 1.4% from the same period in 2000. This decrease was due to lower overall debt levels and lower interest rates.

  Income Taxes
  ------------

  The income tax expense of $195,000 for the first six months of 2001 reflects the application of the estimated annual effective tax rate to the year-to-date profit before income taxes. The prior year first six months' tax benefit of $2.1 million reflected the anticipated tax benefit of applying the estimated annual tax rate to the year-to-date loss before income taxes.

  Net Income (Loss)
  -----------------

  Net income was $278,000 for the first six months of 2001 compared to a $3.8 million net loss in the same period of 2000. This reversal is the result of a decline in cost of sales and general and administrative expenses, along with the decrease in selling and marketing expenses, all of which are the result of the execution of our cost reduction plans and our revised go-to-market strategies implemented last year.


Liquidity and Capital Resources

  Our primary sources of liquidity are cash provided by operations and borrowings under the Credit Facility. Cash and cash equivalents totaled $6.4 million at July 1, 2001 and $9.5 million at December 31, 2000; working capital was $26.4 million at July 1, 2001 compared to $26.3 million at December 31, 2000. The current ratio was 1.9 at July 1, 2001 compared to 1.8 at December 31, 2000.

  Net cash provided by operating activities was $2.9 million for the six months ended July 1, 2001 compared to net cash used in operations of $1.5 million for the six months ended July 2, 2000. The increase in cash provided by operations is due primarily to an increase in net income, a decrease in deferred taxes, an increase in accounts payable and an increase in accrued interest, offset by a decrease in accrued marketing expense, a decrease in other accrued expenses and liabilities, and a decrease in trade and other receivables.

  Net cash used in investing activities totaled $4.1 million for the six months ended July 1, 2001 versus $2.3 million for the six months ended July 2, 2000. This increase was due to higher capital spending levels this year and the sale of the Kansas City plant in the prior year.

  Net cash used in financing activities reflects the mandatory debt repayments in the period offset by the financing of a portion of our insurance premiums, as well as a $1.5 million prepayment of debt made in the second quarter of 2001.

  Dividends on preferred stock are reflective of the dividends on the 12% mandatorily redeemable cumulative preferred stock recognized on the balance sheet data. These dividends are reflected as an increase in the carrying amount of the preferred stock. We have not paid any dividends on our preferred stock since our inception, and we do not anticipate paying any cash dividends in the foreseeable future.

New Accounting Standards

  Emerging Issues Task Force Issue No. 00-14, "Accounting for Certain Sales Incentives" which provides guidance on accounting for certain promotional activities was to be effective in the second quarter of 2001, but has recently been delayed until the first quarter of fiscal year 2002. This pronouncement will have a significant impact on the manner in which certain expenses are recorded in our financial statements. Specifically, certain amounts currently reported as selling and marketing expense will be reported as a reduction to net sales. If this pronouncement had been implemented for the quarter ended July 1, 2001, there would have been a decrease in selling and marketing expense of $6.9 million and a corresponding decrease in net sales.

  In July 2001, the Financial Accounting Standards Board issued SFAS No. 141, Business Combinations (SFAS No. 141). SFAS No. 141 addresses financial accounting and reporting for business combinations and supersedes APB Opinion No. 16, Business Combinations, and SFAS No. 38, Accounting for Preacquisition Contingencies of Purchased Enterprises. All business combinations in the scope of SFAS No. 141 are to be accounted for using the purchase method. The provisions of this Statement apply to all business combinations initiated after June 30, 2001. This Statement also applies to all business combinations accounted for using the purchase method for which the date of acquisition is July 1, 2001 or later. This Statement would have no affect on our July 1, 2001 results. The recent acquisition discussed in the Subsequent Events section of this report will be accounted for in accordance with SFAS No. 141.

  In July 2001, the Financial Accounting Standards Board issued SFAS No. 142, Goodwill and Other Intangible Assets (SFAS No. 142). SFAS No. 142 addresses financial accounting and reporting for acquired goodwill and other intangible assets and supersedes APB Opinion No. 17, Intangible Assets. SFAS No. 142 requires that goodwill and other intangible assets with indefinite lives will no longer be amortized to earnings, but instead be reviewed for impairment on an annual basis. Intangible assets with definite useful lives will be amortized to their estimated residual values over those estimated useful lives. The provisions of this Statement are required to be applied starting with fiscal years beginning after December 15, 2001.

  The Company has not yet determined the impact of SFAS No. 142 on its consolidated financial statements.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

  We are subject to market risk associated with some commodity prices and changes in interest rates. To manage the risk of fluctuations in interest rates, our borrowings are a mix of fixed and floating rate obligations. This includes the $160.0 million of notes that bear interest at a 9.25% fixed rate and are due 2009 and a term loan (current balance of $125.6 million) that bears interest at a floating rate. On July 1, 2001, the effective rate on the term loan was 8.0625%. In May 1999, we entered into an interest rate swap agreement that converts $50 million of this floating interest rate debt to a fixed rate. The interest rate under the interest rate swap agreement is approximately 9.6%, and the agreement expires on June 2, 2002. The carrying amount of the debt obligation on the

9.25% notes is currently higher than the fair value of similar debt instruments of comparable maturity. The fair market value of the 9.25% notes approximates 65% of the current carrying amount. The carrying amount of the term loan is higher than the fair value of similar debt instruments of comparable maturity and approximates 95.5% of the current carrying amount. The estimated fair value of the interest rate swap agreement of $(808,000) is the amount we would be required to pay to terminate the swap agreement at July 1, 2001. We estimate that if the average interest rate for the $75.6 million of variable debt not covered by the $50 million increased by 100 basis points, our monthly interest expense would increase approximately $63,000.

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

  None


ITEM 5.   OTHER INFORMATION

  None


ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

  a)  Exhibits:

      3.1 Amended and Restated Certificate of Incorporation of New World Pasta Company, as filed with the Secretary of State of Delaware on July 31, 2001, filed as Exhibit 3.1 to the Company's Form 8-K filed on August 3, 2001.

      4.1 Warrants to Purchase Common Stock, dated as of July 30, 2001, filed as Exhibit 4.1 to the Company's Form 8-K, filed on August 3, 2001.

      10.30 Amendment No. 2 dated as of July 30, 2001 to the Credit Agreement, among New World Pasta Company, the various institutions party thereto (the "Lenders"), certain financial institutions as the Co-Agents for the Lenders, Morgan Stanley Senior Funding, Inc., as Syndication Agent, and The Bank of Nova Scotia, as Lead Arranger and as Administrative Agent for the Lenders, filed as Exhibit 10.26 to the Company's Form 8-K filed on August 3, 2001.

  b)   Form 8-Ks:

       None

SIGNATURES

  Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                             NEW WORLD PASTA COMPANY

        Date:         August 13, 2001        /s/   Wayne Robison
                                             -----------------------------------
                                              Wayne Robison
                                              Vice President, Finance and Chief
                                              Financial Officer


                      August 13, 2001        /s/   Frank Chalk
                                             -----------------------------------
                                              Frank Chalk
                                              Controller and Chief Accounting
                                              Officer