Form 10-Q
period 2001-09-30
NEW WORLD PASTA CO
filed 2001-11-14
CIK 1081878

                                  United States
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549
                                    Form 10-Q

           X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
           -             SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 2001

  ___ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
                             EXCHANGE ACT OF 1934

                 For the Transition Period from _____ to _____

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

As of November 12, 2001, the registrant had 48,316,027 shares of common stock outstanding.

                             NEW WORLD PASTA COMPANY
                               INDEX TO FORM 10-Q


                                                                                          Page
PART I.   FINANCIAL INFORMATION

          ITEM 1.  FINANCIAL STATEMENTS                                                     1

                    Consolidated Balance Sheets as of September 30, 2001                    1
                    (unaudited) and December 31, 2000

                    Consolidated Statements of Operations (unaudited) for                   2
                    the Three and Nine Months ended September 30, 2001 and
                    October 1, 2000

                    Consolidated Statements of Cash Flows (unaudited) for                   3
                    the Nine Months ended September 30, 2001 and October 1, 2000

                    Consolidated Statement of Stockholders' Equity (Deficit)                4
                    (unaudited) for the Nine Months ended September 30, 2001

                    Notes to Consolidated Financial Statements                              5

          ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS                                     11
                   OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

          ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT                           17
                   MARKET RISK

PART II.  OTHER INFORMATION                                                                 18

          ITEM 1.   LEGAL PROCEEDINGS                                                       18

          ITEM 2.   CHANGES IN SECURITIES                                                   18

          ITEM 3.   DEFAULTS UPON SENIOR SECURITIES                                         18

          ITEM 4.   SUBMISSION OF MATTERS TO VOTE OF SECURITY  HOLDERS                      18

          ITEM 5.   OTHER INFORMATION                                                       18

          ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K                                        18

PART I -  FINANCIAL INFORMATION
ITEM 1 -  FINANCIAL STATEMENTS
                                          NEW WORLD PASTA COMPANY
                                        CONSOLIDATED BALANCE SHEETS
                               As of September 30, 2001 and December 31, 2000
                              (in thousands, except share and per share data)

                                                                                        (unaudited)
                                                                                       September 30,    December 31,
                                                                                            2001            2000
                                                                                     ----------------  ----------------
ASSETS
     Current assets:
          Cash and cash equivalents                                                       $   5,090             9,542
          Trade and other receivables, net                                                   50,015            18,182
          Inventories, net                                                                   43,639            17,047
          Prepaid expenses and other current assets                                           3,444             2,008
          Deferred income taxes                                                              11,674            11,648
                                                                                          ---------         ---------
          Total current assets                                                              113,862            58,427
                                                                                          ---------         ---------

     Property, plant and equipment, net                                                     118,851            92,164
     Deferred income taxes                                                                   92,939            93,725
     Prepaid employee benefits                                                                3,922              --
     Intangible assets, net                                                                  71,460            62,872
     Deferred debt costs, net                                                                 7,690             7,977
     Other long term assets                                                                     176              --
                                                                                          ---------         ---------
     Total assets                                                                         $ 408,900           315,165
                                                                                          =========         =========

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
     Current liabilities:
          Current portion of long-term debt                                               $   1,285             1,300
          Loans payable                                                                          43              --
          Accounts payable:
              Trade                                                                          34,715             6,263
              Related parties                                                                 4,302             1,561
          Accrued interest expense                                                            4,366             6,018
          Accrued marketing expense                                                          12,698             8,923
          Other accrued expenses and other current liabilities                               24,009             8,089
                                                                                          ---------         ---------
          Total current liabilities                                                          81,418            32,154
                                                                                          ---------         ---------

     Long-term debt, less current maturities                                                325,023           286,425
     Employee benefit liabilities                                                             8,870             6,539
     Other long-term liabilities                                                              6,045               712
                                                                                          ---------         ---------
     Total liabilities                                                                      421,356           325,830
                                                                                          ---------         ---------

     Mandatorily redeemable 12% cumulative preferred stock, $.01 par value;
        $1,000 liquidation preference value; 115,000 shares authorized; none and
        114,160 shares issued and outstanding
        as of September 30, 2001 and December 31, 2000, respectively                             --           140,466
     Mandatorily redeemable common stock, $.01 par value; $2.958 liquidation
         value; 267,762 and 11,714 shares issued and outstanding                                792               117
         as of September 30, 2001 and December 31, 2000, respectively
     Unearned compensation                                                                       --              (344)
                                                                                          ---------         ---------
                                                                                                792           140,239
                                                                                          ---------         ---------
     Stockholders' equity (deficit):
          Common stock, $.01 par value; 120,000,000 and 7,500,000 shares authorized as of September 30, 2001 and December 31, 2000, respectively; 48,048,265 and 5,000,000 shares issued and outstanding
            as of September 30, 2001 and December 31, 2000, respectively                        480                50
          Additional paid-in capital                                                        299,312           149,206
          Accumulated other comprehensive loss, net                                          (2,488)             --
          Accumulated deficit                                                              (310,552)         (300,160)
                                                                                          ---------         ---------
      Total stockholders' equity (deficit)                                                  (13,248)         (150,904)
                                                                                          ---------         ---------

Total liabilities and stockholders' equity (deficit)                                      $ 408,900           315,165
                                                                                          =========         =========

See accompanying notes to consolidated financial statements.

                             NEW WORLD PASTA COMPANY
                      CONSOLIDATED STATEMENTS OF OPERATIONS
   for the Three and Nine Months ended September 30, 2001 and October 1, 2000
                                 (in thousands)

                                                                        (unaudited)
                                                 Three Months Ended                     Nine Months Ended
                                           September 30,      October 1,            September 30,       October 1,
                                                2001             2000                   2001               2000
                                         -----------------  ---------------        ---------------  ----------------
Net sales                                      $ 114,023          75,138                259,995             229,585
Cost of sales                                     65,390          42,064                147,489             127,928
                                               ---------       ---------              ---------           ---------

Gross profit                                      48,633          33,074                112,506             101,657
Selling and marketing expenses                    32,935          22,574                 76,338              74,952
General and administrative expenses                4,818           3,055                 10,789              10,613
Restructuring and integration costs               17,851              --                 17,851                 582
Gain on sale of closed facility                       --              --                     --                (251)
                                               ---------       ---------              ---------           ---------

Income (loss) from operations                     (6,971)          7,445                  7,528              15,761
Interest expense, net                              8,635           7,405                 22,661              21,628
                                               ---------       ---------              ---------           ---------

Income (loss) before income taxes                (15,606)             40                (15,133)             (5,867)
Income tax expense (benefit)                      (4,936)             39                 (4,741)             (2,103)
                                               ---------       ---------              ---------           ---------

Net income (loss)                              $ (10,670)              1                (10,392)             (3,764)
                                               =========       =========              =========           =========

See accompanying notes to consolidated financial statements.

                             NEW WORLD PASTA COMPANY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
        for the Nine Months ended September 30, 2001 and October 1, 2000
                                 (in thousands)

                                                                                             (unaudited)
                                                                                   September 30,      October 1, 2000
                                                                                   -------------      ---------------
                                                                                       2001
                                                                                       ----
Cash flows from operating activities:
  Net loss                                                                           $(10,392)             (3,764)

  Adjustment to reconcile net loss to net cash
    provided by (used in) operating activities:
      Depreciation and amortization                                                    11,515              10,248
      Non-cash interest expense                                                         1,049                  --
      Effect of non-cash charges                                                       12,699                  --
      Amortization of deferred debt costs                                               1,039                 946
      Loss from disposal of property, plant and equipment                                  --                (205)
      Deferred income taxes                                                            (5,108)             (2,103)
      Compensation expense from issuance of stock                                         344                 497
      Changes in assets and liabilities, net of effects of acquisition:
        Trade and other receivables                                                   (18,091)             (3,300)
        Inventories                                                                    (1,859)              1,194
        Prepaid expenses and other current assets                                        (582)               (244)
        Other long term assets                                                            345                --
        Accounts payable                                                               10,799               2,081
        Accrued interest expense                                                       (2,337)             (4,128)
        Accrued marketing expense                                                      (1,496)               (320)
        Other accrued expenses and other liabilities                                   (2,172)             (2,447)
                                                                                     --------            --------

          Net cash provided by (used in) operating activities                          (4,247)             (1,545)
                                                                                     --------            --------

Cash flows from investing activities:
    Purchase of business, net of cash acquired                                        (40,883)                 --
    Acquisition of property, plant and equipment                                       (6,980)             (4,422)
    Proceeds from disposal of property, plant and equipment                                --               1,103
                                                                                     --------            --------

          Net cash used in investing activities                                       (47,863)             (3,319)
                                                                                     --------            --------

Cash flows from financing activities:
    Proceeds from issuance of debt                                                     41,044                 355
    Repayment of debt                                                                  (2,783)             (3,295)
    Deferred debt costs                                                                  (752)               (717)
    Issuance of warrants                                                               10,746                --
                                                                                     --------            --------
        Net cash provided by (used in) financing activities                            48,255              (3,657)
                                                                                     --------            --------

Effect of exchange rate changes on cash                                                  (597)                 --
                                                                                     --------            --------

Net decrease in cash and cash equivalents                                              (4,452)             (8,521)
Cash and cash equivalents at beginning of period                                        9,542              13,146
                                                                                     --------            --------

Cash and cash equivalents at end of period                                           $  5,090               4,625
                                                                                     ========            ========

Supplemental disclosures of cash flow information:
   Cash paid during the periods for:
      Interest                                                                       $ 22,966              24,813

  Non-cash investing and financing activities:
      Preferred stock dividend                                                          6,849              10,268
      Issuance of common stock                                                             --                 117
      Issuance of preferred stock                                                          --                 317

See accompanying notes to consolidated financial statements.

                             NEW WORLD PASTA COMPANY
            CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)
                  for the Nine Months ended September 30, 2001
                        (in thousands, except share data)

                                   (unaudited)

                                                                    Additional         Other
                                            Common Stock              Paid-in      Comprehensive      Accumulated
                                       Shares         Amount          Capital           Loss            Deficit         Total
                                       ------         ------          -------           ----            -------         -----
Balance at December 31, 2000          5,000,000     $       50        149,206              --          (300,160)      (150,904)

Reclassification of preferred        43,048,265            430        146,209              --                --        146,639
stock to common stock

Net loss                                     --             --             --              --           (10,392)       (10,392)

Other comprehensive losses                   --             --             --          (2,488)               --         (2,488)

Issuance of warrants                         --             --         10,746              --                --         10,746

Preferred stock dividend                     --             --         (6,849)             --                --         (6,849)
                                     ------------------------------------------------------------------------------------------
Balance at September 30, 2001        48,048,265     $      480        299,312          (2,488)         (310,552)       (13,248)
                                     ==========================================================================================

See accompanying notes to consolidated financial statements.

NEW WORLD PASTA COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.   Basis of Presentation

     The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the instructions to Form 10-Q and
Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the quarter and nine months ended September 30, 2001 are not necessarily indicative of the results that may be expected for the year ending December 31, 2001. These financial statements should be read in conjunction with management's discussion and analysis of financial condition and results of operations included in Item 2. In addition, for further disclosures, see the audited financial statements and the footnotes thereto included in New World Pasta Company's Annual Report on Form 10-K for the year ended December 31, 2000.

     New World Pasta Company ("New World Pasta" or the "Company") uses a calendar year annual reporting period, with interim reporting broken down into 4-4-5 (4 week - 4 week - 5 week) monthly periods within each quarterly period. The Company's quarterly periods in 2001 end on April 1, July 1, and September 30 compared to April 2, July 2, and October 1 during 2000.

2.   Principles of Consolidation

     The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All significant intercompany transactions have been eliminated.

3.   Acquisition

     On July 30, 2001, New World Pasta acquired the dry pasta business of Borden Foods Corporation ("Borden") and certain of its affiliates (collectively, "Borden Pasta Brands") (the "Acquisition"). The Acquisition was consummated pursuant to the terms of a Stock and Asset Purchase Agreement, dated as of July 6, 2001, among Borden, certain affiliates of Borden and JLL Pasta, LLC, a Delaware limited liability company, as amended by Amendment No. 1, thereto, dated as of July 30, 2001 (the "Purchase Agreement"). The Purchase Agreement was assigned to New World Pasta by JLL Pasta, LLC, which is affiliated with the Company's majority stockholder, pursuant to an Assignment and Assumption Agreement, dated as of July 30, 2001, between the Company and JLL Pasta, LLC.

     The Acquisition included Borden's dry pasta production facilities and certain of its pasta brands in the United States, Canada and Italy. More specifically, the Acquisition included:

          . CREAMETTE(R), PRINCE(R)and five other pasta brands in the United States, along with manufacturing facilities in St. Louis, Missouri and Chicago, Illinois.

          . CATELLI(R) and LANCIA(R) pasta brands in Canada and manufacturing facilities in Montreal, Quebec and Lethbridge, Alberta.

          . ALBADORO(R) and MONDER(R) pasta brands and two manufacturing facilities in Italy.

     New World Pasta intends to use the plant, equipment and physical assets acquired in the Acquisition to expand its manufacturing and distribution network, as well as reduce its overall cost structure.

     Pursuant to the Purchase Agreement, the Company paid $43.1 million in cash for all of the outstanding stock of several Borden subsidiaries engaged in the dry pasta business, as well as certain trademarks used in the dry pasta business.

     The following table summarizes the purchase price and purchase price allocation based on the estimated fair value of the assets acquired and liabilities assumed at the date of acquisition (amounts in thousands):

         Purchase price:
                  Cash paid                                    $43,100
                  Transaction fees and expenses                  3,000
                                                               -------
         Total purchase price                                  $46,100
                                                               =======

         Current assets                                        $41,345
         Property, plant and equipment                          41,944
         Intangible assets                                      10,715
         Other long-term assets                                  4,494
                                                               -------
                  Total assets acquired                         98,498
                                                               -------

         Current liabilities                                    34,560
         Other long-term liabilities                            17,838
                                                               -------
                      Total liabilities assumed                 52,398
                                                               -------

         Net assets acquired                                   $46,100
                                                               =======


     The purchase price is subject to a post-closing working capital adjustment based on the working capital of Borden Pasta Brands as of July 30, 2001, as defined in the Purchase Agreement. Based on preliminary calculations, the working capital adjustment could result in an increase in the purchase price of up to approximately $6 million. The final working capital adjustment is not expected to exceed approximately $6 million and could be significantly lower than $6 million, although there can be no assurance in this regard. The allocation of purchase price as set forth above is subject to change as a result of the final working capital adjustment. Additionally, management has used various estimates in valuing assets, liabilities and expenses, all of which will be subject to further review and may necessitate a change to the purchase price calculation, or its allocation.

     The $10.7 million of acquired intangible assets were assigned to registered trademarks that are subject to amortization over their estimated useful lives of 14 years.

     The Acquisition has been accounted for as a purchase business combination in accordance with Statement of Financial Accounting Standards ("SFAS") No. 141, Business Combinations. The results of Borden Pasta Brands' operations have been included in the consolidated financial statements of the Company since the date of the Acquisition.

     The Company has developed a plan to restructure and integrate the Borden Pasta Brands' operations into the Company's operations. In connection with the plan, a restructuring reserve of $3.6 million was recorded in the third quarter of 2001 and included in the purchase price allocation as set forth above. The reserve includes costs for the anticipated closure of Borden Pasta Brands' facilities in Chicago and Lethbridge and related personnel rationalizations that are expected to be completed in nine months. The plan anticipates that personnel employed at the facilities will be displaced. As the Borden Pasta Brands restructuring actions are implemented, the allocation of the purchase price may change. The following summarizes the estimated restructuring costs relating to Borden Pasta Brands (in thousands):

                                   Estimated Total       Cash       Remaining
                                       Costs           Payments      Accruals
                                   ---------------     --------     ---------
Severance costs                       $3,050             (76)         $2,974
Contractual obligations and
  other facility exit costs              563              --             563
                                      ------          ------          ------

Total                                 $3,613             (76)         $3,537
                                      ======          ======          ======

     Summary pro forma information reflecting the combined results of operations of the Company and Borden Pasta Brands prior to the actual acquisition date is not being presented as such information for Borden Pasta Brands is not available.

4.   Recapitalization and Acquisition Financing

     The Acquisition was financed by borrowing $51.4 million under the Term-C Loans provided for by the Credit Agreement Amendment described below. JLL Pasta, LLC has purchased a 100% participation in the Term-C Loans. The Company also took the following actions on July 30, 2001 to facilitate the consummation of the Acquisition:

          . Issued to JLL Pasta, LLC warrants to purchase an aggregate of 51,402,000 shares of common stock, par value $.01 per share, of the Company at a purchase price equal to $1.00 per share.

          . Recapitalized its capital stock such that each outstanding share of 12% Cumulative Redeemable Preferred Stock was reclassified into 379.33 shares of common stock (the "Recapitalization"). The Recapitalization was effected through an amendment and restatement of the Company's Amended and Restated Certificate of Incorporation.

          . Entered into an Amendment No. 2 (the "Amendment"), dated as of July 30, 2001 to its Credit Agreement dated as of January 28, 1999 (as amended, the "Credit Agreement"), among the Company, the various financial institutions parties thereto, Morgan Stanley Senior Funding, Inc., as syndication agent, and The Bank of Nova Scotia, as lead arranger and administrative agent. The Amendment modified certain covenants of the Company under the Credit Agreement and added a new tranche of secured term loans to the Credit Agreement (the "Term-C Loans") in the aggregate principal amount of $51,402,000. The Term-C Loans have an 8% pay-in-kind coupon, no amortization requirement, mature in full on June 30, 2006, and are subject to the same covenants and events of default which govern all other loans outstanding under the Credit Agreement.

     The proceeds received of $51.4 million have been allocated between the Term-C Loans ($40.7 million) and the warrants ($10.7 million), resulting in an effective interest rate on the Term-C Loans of 12.9%.

     The excess $8.3 million of proceeds from the borrowings over the $43.1 million purchase price was used to pay the transaction fees and expenses, the debt issuance costs, and to support additional working capital needs of the Company.

5.   Inventories

     New World Pasta values certain raw material components of its inventories under the last-in, first-out (LIFO) method and the remaining inventories at the lower of cost, using the first-in, first-out (FIFO) method, or market. Inventories valued using the LIFO method totaled $6.7 million as of September 30, 2001 and $5.6 million as of December 31, 2000. All inventories were stated at amounts that did not exceed realizable values. Total inventories were as follows:

                                                 September 30,    December 31,
                                                     2001             2000
                                                 -------------    ------------
                                                        (in thousands)
     Raw materials ........................        $ 9,592             3,823
     Work in process ......................            193               120
     Finished goods .......................         33,448            12,444
                                                   -------           -------
     Inventories at FIFO ..................         43,233            16,387
     Adjustments to LIFO ..................            406               660
                                                   -------           -------
          Total inventories ...............        $43,639            17,047
                                                   =======           =======

6.   Restructuring and Integration Costs

     In the third quarter of 2001, the Company recorded a restructuring and integration charge of $17.9 million. The restructuring relates to the closure of the Company's manufacturing facilities in Lebanon (Pennsylvania), Louisville (Kentucky) and Omaha (Nebraska) in connection with the integration of the Borden Pasta Brands acquisition. The closing of the facilities was announced in September 2001 and it is currently anticipated that the plants will cease operations during the fourth quarter of 2001 through the first quarter of 2002. The restructuring anticipates that personnel employed at the facilities will be displaced. Included in the restructuring charge is a non-cash charge of $12.7 million for impairment of equipment, and accruals for cash charges of $4.7 million as follows (in thousands):

                                        Costs        Non-Cash         Cash       Remaining
                                       Incurred     Write-downs     Payments      Accruals
                                       --------     -----------     --------      --------
Property, plant and equipment
     write-downs                        $12,699        12,699            --            --
Severance costs                           2,804            --            --         2,804
Contractual obligations and
     other facility exit costs            1,932            --            --         1,932
                                        -------       -------       -------       -------

Total restructuring charges              17,435        12,699            --         4,736

Integration costs                           416            --           416            --
                                        -------       -------       -------       -------

Total restructuring and
      Integration costs                 $17,851        12,699           416         4,736
                                        =======       =======       =======       =======

     The Company expects to incur significant additional integration costs in the future as a result of the Acquisition (predominately equipment relocation costs) that will be expensed as incurred.

7.   Foreign Currency Translation

     The functional currency for the majority of the Company's foreign operations is the applicable local currency. Adjustments resulting from translating foreign functional currency financial statements into U.S. dollars are included in currency translation adjustments in accumulated other comprehensive losses. Gains or losses resulting from foreign currency transactions are included in the results of operations.

8.   Stock-Based Compensation

     On February 4, 2000, New World Pasta entered into an employment agreement with John Denton for the position of Chairman of the Board and Chief Executive Officer. As a provision of that agreement, Mr. Denton received 29,286 shares of common stock and 792 shares of preferred stock. Of those shares, 11,714 shares of common stock and 317 shares of preferred stock were restricted. The forfeiture restrictions on those shares were to lapse over four years, in amounts of 2,929 shares of common stock and 80 shares of preferred stock annually. Tax withholding on the value of shares received was satisfied through a reduction in the issuance of unrestricted shares. As a result of the tax withholding, 17,572 common shares and 41 preferred shares were not issued in connection with the agreement, and 76 preferred shares were purchased from Mr. Denton by the Company and subsequently canceled. The restriction on the first installment of the restricted shares lapsed due to the passage of time on February 4, 2001, leaving 8,785 shares of common and 237 shares of preferred stock restricted. The remaining forfeiture restrictions on Mr. Denton's 8,785 shares of common and 237 shares of preferred stock have been removed by the Company.

     Compensation expense was recognized upon the date of grant in 2000 for the unrestricted shares based on the estimated fair market value of each share and amounted to approximately $651,000. Unearned compensation was recorded upon the date of grant for the restricted shares based on the estimated fair market value of each share and amounted to approximately $434,000. As a result of the removal of the forfeiture restrictions, compensation expense of approximately $344,000 was recognized in 2001.

9.   Derivative Instruments and Hedging Activities

     The Company adopted Financial Accounting Standards Board ("FASB") SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities and SFAS No. 138, Accounting for Certain Derivative Instruments and Certain Hedging Activities, an amendment to SFAS No. 133, on January 1, 2001. These Statements require the recognition of all derivative financial instruments as either assets or liabilities on the balance sheet and measurement of those instruments at fair value. Changes in the fair values of those derivatives are reported in operations or other comprehensive income (loss) depending on the use of the derivative and whether it qualifies for hedge accounting.

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

     The Company has designated this interest rate swap contract as a cash flow hedge. At January 1, 2001, the amount of the transition adjustment recorded in accumulated other comprehensive income was a net unrealized gain of $51,000. At September 30, 2001, the fair value of the contract was a loss of $710,000, net of tax. This amount is reflected as a liability with the offset recorded in accumulated other comprehensive loss in stockholders' equity (deficit) in the accompanying consolidated balance sheet.

     To the extent that the swap agreement or other derivative instrument is not considered effective in offsetting the change in the value of the interest payments being hedged, any changes in fair value relating to the ineffective portion of the derivative instrument is immediately recognized as income or loss. There was no material ineffective portion of the interest rate swap for the three and nine months ended September 30, 2001.

10.  Segment Reporting

     The Company operates in one industry segment; the manufacture and sale of quality pasta products.

     As a result of the Acquisition, the Company now has operations in three geographic segments: United States, Canada, and all other. The Company manages the non-U.S. operations as separate segments of the business. The table below represents the Company's operating results by segment (in thousands):

                                                 Three Months Ended             Nine Months Ended
                                                 September 30, 2001             September 30, 2001
                                              -------------------------    -----------------------------
Net sales:
         U.S                                         $  95,936                    241,908
         Canada                                         13,395                     13,395
         Other                                           4,692                      4,692
                                                     ---------                  ---------
         Total                                       $ 114,023                    259,995
                                                     =========                  =========

Income (loss) from operations:
         U.S                                         $  (7,093)                     7,406
         Canada                                            207                        207
         Other                                             (85)                       (85)
                                                     ---------                  ---------
         Total                                       $  (6,971)                     7,528

Interest expense, net                                    8,635                     22,661
Income tax benefit                                      (4,936)                    (4,741)
                                                     ---------                  ---------
Net loss                                             $ (10,670)                   (10,392)
                                                     =========                  =========

Total assets (as of September 30, 2001):
         U.S                                         $ 361,821
         Canada                                         33,767
         Other                                          13,312
                                                     ---------
         Total                                       $ 408,900
                                                     =========

11.   Comprehensive Income (Loss)

Comprehensive income (loss) is determined as follows (in thousands):

                                                         Three Months Ended                  Nine Months Ended
                                                   September 30,      October 1,       September 30,      October 1,
                                                       2001              2000              2001              2000
                                                    ---------------- -------------- ---------------- --------------
Net income (loss)                                        $(10,670)             1           (10,392)         (3,764)
Other comprehensive losses:
    Foreign currency translation adjustment,                 (371)            --              (371)             --
         net of tax of $226 and $226
    Minimum pension liability adjustment,                  (1,302)            --            (1,302)             --
         net of tax of $798 and $798
    Net derivative losses, net of tax of                     (209)            --              (710)             --
         $128 and $435
                                                         --------       --------          --------        --------
Comprehensive income (loss)                              $(12,552)             1           (12,775)         (3,764)
                                                         ========       ========          ========        ========

12.  New Accounting Standards

     During May 2000, the Emerging Issues Task Force (EITF) of the FASB released Issue No. 00-14, Accounting for Certain Sales Incentives, which provides guidance on accounting for certain promotional activities. During September 2000, the EITF released Issue No. 00-25, Vendor Income Statement Characterization of Consideration from a Vendor to a Retailer, which provides guidance on accounting for certain consideration from a vendor to an entity that resells the vendor's products. The Company is required to implement the requirements of these pronouncements in the first fiscal quarter of 2002. These pronouncements will have a significant impact on the manner in which certain expenses are recorded in the Company's financial statements. Specifically, certain amounts currently reported as selling and marketing expense will be reported as a reduction to net sales. If these pronouncements had been implemented, there would have been a decrease in selling and marketing expenses of $23.4 million and $53.0 million for the three and nine month periods ended September 30, 2001, and a corresponding decrease in net sales.

     In July 2001, the FASB issued SFAS No. 142, Goodwill and Other Intangible Assets. Under Statement 142, the Company will no longer amortize goodwill and intangible assets with indefinite lives, but instead will test those assets for impairment at least annually. Intangible assets with definite useful lives will be amortized over such lives to their estimated residual values. The Company is required to adopt Statement 142 on January 1, 2002, and within six months of that date, to assess in accordance with the provisions of the Statement, whether there is an indication that any goodwill or other intangible assets with indefinite lives are impaired as of that date. As soon as possible after a determination that any goodwill or other intangible assets may be impaired, but not later than December 31, 2002, the Company must re-compute the amount of such goodwill or other intangible asset with an indefinite life in accordance with the provisions of Statement 142. Any transitional impairment loss will be recognized as the cumulative effect of a change in accounting principle. Due to the extensive effort needed to accumulate the information required to comply with Statement 142, it is not practicable to reasonably estimate the impact of adopting this Statement on the Company's financial statements.

     In August 2001, the FASB issued SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. This Statement addresses financial accounting and reporting for the impairment or disposal of long-lived assets. The Statement supersedes SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of, and the accounting and reporting provisions of Accounting Principles Board Opinion No. 30, Reporting the Results of Operations - Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions, for the disposal of a segment of a business (as previously defined in that Opinion). The provisions of this Statement are effective for financial statements issued for fiscal years beginning after December 15, 2001, and interim periods within those fiscal years. This Statement is not expected to materially impact the Company's consolidated financial statements.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements

     The Private Securities Litigation Reform Act of 1995 (the "Act") provides a safe harbor for forward-looking statements made by or on behalf of New World Pasta Company (the "Company" or "New World Pasta"). Our Company and its representatives may from time to time make written or oral forward-looking statements, including statements contained in this report and in other filings with the Securities and Exchange Commission ("SEC"). All statements which address operating performance, events or developments that are expected or anticipated to occur in the future, including statements relating to strategy, expectations about future events, volume growth, share of sales or statements expressing general optimism about future operating results, are forward-looking statements within the meaning of the Act. The forward-looking statements are and will be based on management's then current views and assumptions regarding future events and operating performance.

     In the discussion set forth below, readers can identify forward-looking statements by their use of such verbs as "expects", "anticipates", "believes", "estimates", "intends", "plans" or similar verbs or conjugations of such verbs. If the assumptions prove incorrect or should unanticipated circumstances arise, our actual results could materially differ from those anticipated by such forward-looking statements. Differences could be the result of any number or combination of factors, including the following:

          .    Intense levels of competition in the pasta industry;
          .    Inability to successfully integrate acquired businesses;
          .    Declines in retail pasta sales;
          .    Risks associated with revised sales and marketing initiatives;
          .    Difficulty of predicting the pattern of buying and inventory changes by the Company's customers;
          .    Inability to achieve cost savings objectives associated with restructuring and integration activities;
          .    High level of indebtedness;
          .    Possible conflicts of interest;
          .    Reliance on a single vendor for raw material procurement;
          .    Price volatility of raw materials;
          .    Transportation risks;
          .    Changes in laws, government regulations or trade policies;
          .    Labor relations;
          .    Product liability;
          .    Environmental liability; and
          .    Dependence on key personnel.

     This discussion of uncertainties is by no means exhaustive, but is designed to highlight important factors that may impact the Company's outlook. You are strongly encouraged to consider these factors and others mentioned in the Registration Statement on Form S-4 (Reg. No. 333-76763) declared effective August 3, 1999, when evaluating forward-looking statements in this report. We undertake no responsibility to update any forward-looking statements contained in this report.

General

     New World Pasta's primary business is the production of dry pasta, which is marketed and sold under regional brands through supermarkets and other food channels. Many of our principal brands, including RONZONI, CREAMETTE, SAN GIORGIO and AMERICAN BEAUTY, CATELLI and LANCIA are among the top brands in the United States and Canada according to Information Resources, Inc. and management information. Our other large brands include SKINNER, PRINCE, P&R, IDEAL and MRS. WEISS'. We also produce noodle products under the brand names LIGHT N' FLUFFY, AMERICAN BEAUTY, SKINNER, MRS. WEISS', P&R and IDEAL, and have the largest market share of the retail egg noodle market in the United States.

     Our executive offices are located at 85 Shannon Road, Harrisburg, Pennsylvania 17112 and the telephone number is (717) 526-2200.

Acquisition

      On July 30, 2001, New World Pasta acquired the dry pasta business of Borden Foods Corporation ("Borden") and certain of its affiliates (collectively, "Borden Pasta Brands") (the "Acquisition"). The Acquisition was consummated pursuant to the terms of a Stock and Asset Purchase Agreement, dated as of July 6, 2001, among Borden, certain affiliates of Borden and JLL Pasta, LLC, a Delaware limited liability company ("JLL Pasta"), as amended by Amendment No. 1 thereto, dated as of July 30, 2001 (the "Purchase Agreement"). The Purchase Agreement was assigned to New World Pasta by JLL Pasta, which is affiliated with New World Pasta's majority stockholder, pursuant to an Assignment and Assumption Agreement, dated as of July 30, 2001, between New World Pasta and JLL Pasta (the "Assignment and Assumption Agreement").

     The Acquisition included Borden's dry pasta production facilities and certain of its pasta brands in the United States, Canada and Italy. The businesses acquired generated approximately $210 million in annual world wide sales in the last twelve months prior to the Acquisition.

     The Acquisition included:

     . CREAMETTE(R), PRINCE(R)and five other pasta brands in the United States, along with manufacturing facilities in St. Louis, Missouri and Chicago, Illinois.

     . CATELLI(R) and LANCIA(R) pasta brands in Canada and manufacturing facilities in Montreal, Quebec and Lethbridge, Alberta.

     . ALBADORO(R) and MONDER(R) pasta brands and two manufacturing facilities in Italy.

     New World Pasta paid $43.1 million in cash for all of the outstanding stock of several Borden subsidiaries engaged in the dry pasta business, as well as certain trademarks used in the dry pasta business. The purchase price is subject to a post-closing working capital adjustment.

     New World Pasta intends to use the plant, equipment and physical assets acquired in the Acquisition to expand its manufacturing and distribution network, as well as to reduce its overall cost structure.

     The results of Borden Pasta Brands' operations have been included in the consolidated financial statements of the Company since the date of the Acquisition. As a result of the Acquisition, New World Pasta is expected to strengthen its position as a leading supplier of dry pasta products in the United States, and have manufacturing, sales and other activities in Canada and Italy, as well as have other export businesses.

Restructuring

     During the third quarter of 2001, as a result of the Acquisition, the Company implemented a plan to restructure its operations. The Company announced the closing of three of its plants and two plants acquired in the Acquisition, and has restructured the staffing and organization of certain other plants. This plan is expected to be completed in approximately nine months, and is expected to cost approximately $35.0 million. Of this total, approximately $12.7 million is for the non-cash write-off of property, plant and equipment which will be disposed of, and approximately $22.3 million in cash charges are expected to be incurred. Of the cash charges, approximately $13.2 million is expected to be incurred for relocating equipment between facilities, $5.8 million is expected to be incurred for employee separation costs, and approximately $3.3 million is expected to be spent on other integration costs.

     The Company expects the plan to take approximately nine months to be completed, at which time it expects to realize cost savings of between $20 million and $30 million on an annual basis. However, the Company can not make any assurances that it will be able to realize these savings.

Results of Operations

Three Months ended September 30, 2001 Compared With Three Months ended
----------------------------------------------------------------------
October 1, 2000
---------------

     Net Sales
     ---------

     Net sales for the third quarter of 2001 increased by $38.9 million or 51.8% from the third quarter of 2000, due to the Acquisition. Excluding the impact of the Acquisition, net sales declined slightly by 1.5%. This decrease was primarily due to a decline of unit volume as a result of continued declining consumer demand for dry pasta.

     Cost of Sales
     -------------

     Cost of sales for the third quarter of 2001 increased by $23.3 million or 55.5% from the third quarter of 2000, due to the Acquisition. Excluding the impact of the Acquisition, cost of sales declined 10.2%. This decline is due to an adjustment for the elimination of post-retirement medical benefit costs as a result of the new union agreements reached this year, partially offset by higher raw material prices, particularly durum/semolina costs. This adjustment is not expected to affect future periods.

     Gross Profit
     ------------

     Gross profit for the third quarter of 2001 increased by $15.6 million from the third quarter of 2000, due to the Acquisition. Gross profit as a percentage of net sales decreased to 42.6% for the third quarter of 2001 from 44.0% for the third quarter of 2000. Excluding the impact of the Acquisition, gross profit increased 9.5% and gross profit as a percentage of net sales increased to 48.9%. Excluding the Acquisition and the adjustment referred to above for the elimination of post retirement medical benefits, gross profit as a percentage of net sales was 45.0% for the third quarter of 2001.

     Selling and Marketing Expenses
     ------------------------------

     Selling and marketing expenses for the third quarter of 2001 increased by $10.4 million or 45.9% from the third quarter of 2000, due to the Acquisition. Excluding the impact of the Acquisition, selling and marketing expenses declined 0.9%. This decline is due to slightly lower sales volumes during the current quarter.

     General and Administrative Expenses
     -----------------------------------

     General and administrative expenses for the third quarter of 2001 increased by $1.8 million or 57.7% from the third quarter of 2000. Excluding the impact of the Acquisition, general and administrative expenses increased 15.4%, primarily due to the additional stock based compensation expenses recorded during the quarter as a result of the removal of certain forfeiture restrictions.

     Restructuring and Integration Costs
     -----------------------------------

     During the third quarter of 2001, as a result of the Acquisition, the Company implemented a plan to restructure its operations. The Company announced the closing of three of it plants and two plants acquired in the Acquisition, and has restructured the staffing and organization of certain other plants. This plan is expected to be completed in approximately nine months, and is expected to cost approximately $35.0 million. Of this total, approximately $12.7 million is for the non-cash write-off of property, plant and equipment which will be disposed of, and approximately $22.3 million in cash charges are expected to be incurred. Of the cash charges, approximately $13.2 million is expected to be incurred for relocating equipment between facilities, $5.8 million is expected to be incurred for employee separation costs, and approximately $3.3 million is expected to be spent on other integration costs.

     The charges for restructuring and integration costs in the third quarter of 2001 totaled $17.9 million, which consisted of the $12.7 million of non-cash write-offs of property, plant and equipment being disposed of, $4.8 million of the anticipated cash charges relating to plant closures, and $0.4 million of integration costs incurred during the quarter. In addition, $3.6 million was accrued through purchase accounting for costs related to the planned closure of the two Borden Pasta Brands' plants. The remaining $13.4 million of anticipated integration costs is expected to be incurred during the next three quarters, and these costs will be expensed as incurred.

     The Company expects the plan to take approximately nine months to be completed, at which time it expects to realize cost savings of between $20 million and $30 million on an annual basis. However, the Company can not make any assurances that it will be able to realize these savings.

     Income (Loss) from Operations
     -----------------------------

     Income (loss) from operations for the third quarter of 2001 was a loss of $7.0 million compared to income of $7.4 million in the third quarter of 2000. Excluding the restructuring and integration costs, operating income was $10.9 million, an increase of $3.4 million (46.1%) from the third quarter of 2000. Excluding the impact of the Acquisition, operating income before restructuring and integration costs increased by $2.9 million, or 38.5%. This increase is primarily due to improved gross profit as discussed above.

     Interest Expense, Net
     ---------------------

     Interest expense, net for the third quarter of 2001 increased $1.2 million or 16.6% from the third quarter of 2000 as a result of higher debt levels due to the Acquisition, partially offset by lower interest rates during the quarter.

     Income Tax Expense (Benefit)
     ----------------------------

     The income tax benefit of $4.9 million for the third quarter of 2001 primarily reflects the application of the estimated annual effective tax rate to the year-to-date loss before income taxes, adjusted for a valuation allowance of $782,000 for state tax benefits that management believes are unlikely to be realized. The prior year third quarter tax expense of $39,000 primarily reflected the application of the estimated annual effective tax rate to the year-to-date income before income taxes, adjusted for income tax expense (benefit) recognized in prior quarters.

     Net Income (Loss)
     -----------------

     Net income (loss) was a loss of $10.7 million for the third quarter of 2001 compared to an income of $1,000 in the third quarter of 2000. This reversal is the result of the $17.9 million restructuring and integration costs and higher interest costs, partially offset by a larger tax benefit, operating income generated by Borden Pasta Brands, and improved gross profit from the business excluding the Acquisition.

Nine Months ended September 30, 2001 Compared With Nine Months ended
--------------------------------------------------------------------
October 1, 2000
---------------

     Net Sales
     ---------

     Net sales for the first nine months of 2001 increased by $30.4 million or 13.3% from the same period in 2000, due to the Acquisition. Excluding the impact of the Acquisition, net sales for the first nine months of 2001 decreased $9.6 million or 4.2% from the same period in 2000. This decrease was primarily due to a reduction in unit volume as a result of the continued decline in consumption of dry pasta products, as well as significant competitive pressures within the retail dry pasta segment and from other competing products within the overall pasta category.

     Cost of Sales
     -------------

     Cost of sales for the first nine months of 2001 increased $19.6 million or 15.3% from the same period in 2000, due to the Acquisition. Excluding the impact of the Acquisition, cost of sales for the first nine months of 2001 decreased by $8.1 million or 6.3% from the same period in 2000, primarily due to the sales volume decline experienced during the period as well as an adjustment for the elimination of post-retirement medical benefit costs as a result of the new union agreements reached this year. This adjustment is not expected to affect future periods. Raw material prices, particularly durum/semolina costs, were slightly higher in this period than in last year's first nine months.

     Gross Profit
     ------------

     Gross profit for the first nine months of 2001 increased by $10.9 million or 10.7% from the same period in 2000, due to the Acquisition. Excluding the impact of the Acquisition, gross profit for the first nine months of 2001 decreased by $1.6 million or 1.5% from the first nine months of last year. Gross profit as a percentage of net sales for the first nine months of 2001 was 43.3%. Excluding the impact of the Acquisition, gross profit as a percentage of net sales increased to 45.5% for the first nine months of 2001 from 44.3% for the first nine months of 2000, primarily due to the favorable adjustment for the elimination of post retirement medical costs discussed above.

     Selling and Marketing Expenses
     ------------------------------

     Selling and marketing expenses for the first nine months of 2001 increased $1.4 million or 1.9% from the same period in 2000. Excluding the impact of the Acquisition, selling and marketing expenses for the first nine months of 2001 decreased by $9.2 million or 12.2% from the same period in 2000. This decrease was primarily due to reduced sales volume and the continuing effect of our revised marketing strategy adopted in the third quarter of 2000, which reduces trade oriented spending levels and invests in higher quality consumer marketing and advertising programs.

     General and Administrative Expenses
     -----------------------------------

     General and administrative expenses for the first nine months of 2001 increased $0.2 million from the same period last year, primarily due to the Acquisition. Excluding the impact of the Acquisition, general and administrative expenses for the first nine months of 2001 decreased by $1.1 million or 10.5% from the first half of 2000, due to a reduced level of stock-based compensation expense and the workforce reduction that was implemented in the third quarter of 2000.

     Restructuring and Integration Costs
     -----------------------------------

     During the third quarter of 2001, as a result of the Acquisition, the Company implemented a plan to restructure its operations. The Company announced the closing of three of it plants and two plants acquired in the Acquisition, and has restructured the staffing and organization of certain other plants. This plan is expected to be completed in approximately nine months, and is expected to cost approximately $35.0 million. Of this total, approximately $12.7 million is for the non-cash write-off of property, plant and equipment which will be disposed of, and approximately $22.3 million in cash charges are expected to be incurred. Of the cash charges, approximately $13.2 million is expected to be incurred for relocating equipment between facilities, $5.8 million is expected to be incurred for employee separation costs, and approximately $3.3 million is expected to be spent on other integration costs.

     The charges for restructuring and integration costs in the first nine months of 2001 totaled $17.9 million, which consisted of the $12.7 million of non-cash write-offs of property, plant and equipment being disposed of, $4.8 million of the anticipated cash charges relating to plant closures, and $0.4 million of integration costs incurred during the quarter. In addition, $3.6 million was accrued through purchase accounting for costs related to the planned closure of the two Borden Pasta Brands' plants. The remaining $13.4 million of anticipated integration costs is expected to be incurred during the next three quarters, and these costs will be expensed as incurred.

     The Company expects the plan to take approximately nine months to be completed, at which time it expects to realize cost savings of between $20 million and $30 million on an annual basis. However, the Company can not make any assurances that it will be able to realize these savings.

     The charges for restructuring and integration costs in the first nine months of 2000 of $582,000 was due to the work force reduction implemented in the second quarter of 2000.

     Gain on Sale of Closed Facility
     -------------------------------

     The gain on sale of closed facility in the first nine months of 2000 represents the realized gain on the sale of the Kansas City facility in the second quarter of 2000.

     Income (Loss) from Operations
     -----------------------------

     Income from operations for the first nine months of 2001 was $7.5 million, a decrease of $8.2 million or 52.2% compared to the same period in 2000. Excluding the impact of the restructuring and integration costs, income from operations for the first nine months of 2001 increased $9.6 million or 61.0% from the same period last year. Excluding the impact of the Acquisition, income from operations before restructuring and integration costs for the first nine months of 2001 increased by $9.0 million or 57.4%, primarily as a result of lower selling and marketing costs and lower general and administrative costs, partially offset by lower gross profit.

     Interest Expense, Net
     ---------------------

     Interest expense, net for the first nine months of 2001 increased by $1.0 million or 4.8% from the same period in 2000, as a result of higher debt levels due to the Acquisition, partially offset by lower interest rates during the period.

     Income Tax Expense (Benefit)
     ----------------------------

     The income tax benefit of $4.7 million for the first nine months of 2001 primarily reflects the application of the estimated annual effective tax rate to the year-to-date loss before income taxes, adjusted for a $782,000 valuation allowance for state tax benefits that management believes are unlikely to be realized. The prior year first nine months' tax benefit of $2.1 million primarily reflected the application of the estimated annual effective tax rate to the year-to-date loss before income taxes.

     Net Income (Loss)
     -----------------

     Net loss for the first nine months of 2001 was $10.4 million compared to $3.8 million in the same period of 2000. The net loss increased as a result of the $17.9 million restructuring and integration costs and higher interest costs associated with the Acquisition, partially offset by a larger tax benefit, operating income generated by Borden Pasta Brands, and improved income from operations for the business before the Acquisition.


Liquidity and Capital Resources

     Our primary sources of liquidity are cash provided by operations and borrowings under the Credit Facility. Cash and cash equivalents totaled $5.1 million at September 30, 2001 and $9.5 million at December 31, 2000; working capital was $32.4 million at September 30, 2001 compared to $26.3 million at December 31, 2000. The current ratio was 1.4 at September 30, 2001 compared to
1.8 at December 31, 2000.

     Net cash used in operating activities was $4.2 million for the nine months ended September 30, 2001 compared to $1.5 million for the same period in 2000. The increase in cash used in operations is due primarily to an increase in accounts receivable, deferred income taxes, and inventories, partially offset by an increase in net income before restructuring and integration costs, non-cash interest expense, depreciation and amortization, and accounts payable.

     Net cash used in investing activities totaled $47.9 million for the nine months ended September 30, 2001 versus $3.3 million for the same period in 2000. This increase was due to the Acquisition and higher capital spending levels this year and the sale of the Kansas City plant in the prior year.

     Net cash provided by financing activities reflects the proceeds from borrowings for the Acquisition and the issuance of the warrants, partially offset by repayments against our debt and payment of debt issuance costs related to the borrowings for the Acquisition.

     Dividends on preferred stock are reflective of the dividends on the 12% mandatorily redeemable cumulative preferred stock outstanding prior to their reclassification on July 31, 2001. These dividends were reflected as an increase in the carrying amount of the preferred stock.

New Accounting Standards

     During May 2000, the Emerging Issues Task Force (EITF) of the FASB released Issue No. 00-14, Accounting for Certain Sales Incentives, which provides guidance on accounting for certain promotional activities. During September 2000, the EITF released Issue No. 00-25, Vendor Income Statement Characterization of Consideration from a Vendor to a Retailer, which provides guidance on accounting for certain consideration from a vendor to an entity that resells the vendor's products. The Company is required to implement the requirements of these pronouncements in the first fiscal quarter of 2002. These pronouncements will have a significant impact on the manner in which certain expenses are recorded in the Company's financial statements. Specifically, certain amounts currently reported as selling and marketing expense will be reported as a reduction to net sales. If these pronouncements had been implemented, there would have been a decrease in selling and marketing expenses of $23.4 million and $53.0 million for the three and nine month periods ended September 30, 2001, and a corresponding decrease in net sales.

     In July 2001, the FASB issued SFAS No. 142, Goodwill and Other Intangible Assets. Under Statement 142, the Company will no longer amortize goodwill and intangible assets with indefinite lives, but instead will test those assets for impairment at least annually. Intangible assets with definite useful lives will be amortized over such lives to their estimated residual values. The Company is required to adopt Statement 142 on January 1, 2002, and within six months of that date, to assess in accordance with the provisions of the Statement, whether there is an indication that any goodwill or other intangible assets with indefinite lives are impaired as of that date. As soon as possible after a determination that any goodwill or other intangible assets may be impaired, but not later than December 31, 2002, the Company must re-compute the amount of such goodwill or other intangible asset with an indefinite life in accordance with the provisions of Statement 142. Any transitional impairment loss will be recognized as the cumulative effect of a change in accounting principle. Due to the extensive effort needed to accumulate the information required to comply with Statement 142, it is not practicable to reasonably estimate the impact of adopting this Statement on the Company's financial statements.

     In August 2001, the FASB issued SFAS No. 144, Accounting for Impairment or Disposal of Long-Lived Assets. This Statement addresses financial accounting and reporting for the impairment or disposal of long-lived assets. The Statement supersedes SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of, and the accounting and reporting provisions of Accounting Principles Board Opinion No. 30, Reporting the Results of Operations - Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions, for the disposal of a segment of a business (as previously defined in that Opinion). The provisions of this Statement are effective for financial statements issued for fiscal years beginning after December 15, 2001, and interim periods within those fiscal years. This Statement is not expected to materially impact the Company's consolidated financial statements.

 ITEM 3.     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     We are subject to market risk associated with some commodity prices and changes in interest rates. To manage the risk of fluctuations in interest rates, our borrowings are a mix of fixed and floating rate obligations. This includes the $160.0 million of notes that bear interest at a 9.25% fixed rate and are due 2009, a Term-B loan (current balance of $125.3 million) that bears interest at a floating rate, and a Term-C loan with a face amount of $51.4 million recorded net of a $10.4 million original issue discount that bears interest at an 8.0% fixed rate, and has an effective rate of 12.9%. On September 30, 2001, the effective rate on the Term-B loan was 7.9832%. In May 1999, we entered into an interest rate swap agreement that converts $50 million of this floating interest rate debt to a fixed rate. The interest rate under the interest rate swap agreement is approximately 9.6%, and the agreement expires on June 2, 2002. The carrying amount of the debt obligation on the 9.25% notes is currently higher than the fair value of similar debt instruments of comparable maturity. The fair market value of the 9.25% notes approximates 74% of the current carrying amount. The carrying amount of the Term-B loan is higher than the fair value of similar debt instruments of comparable maturity and approximates 99.5% of the current carrying amount. The fair market value of the Term-C loan approximates the fair value of similar debt instruments of comparable maturity. The estimated fair value of the interest rate swap agreement of ($1.1) million is the amount we would be required to pay to terminate the swap at September 30, 2001. We estimate that if the average interest rate for the $75.3 million of variable debt not covered by the $50 million increased by 100 basis points, our monthly interest expense would increase approximately $63,000.

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

ITEM 2.   CHANGES IN SECURITIES

     Effective, July 31, 2001, the Company recapitalized its capital stock such that each outstanding share of 12% Cumulative Redeemable Preferred Stock was reclassified into 379.33 shares of Common Stock (the "Recapitalization"). The Recapitalization was effected through an amendment and restatement of the Company's Amended and Restated Certificate of Incorporation, a copy of which was filed as an exhibit to the Form 8-K filed by New World Pasta on August 3, 2001. Effective July 31, 2001, the total number of shares of stock which the Corporation had authority to issue increased to one hundred and twenty million (120,000,000) shares of common stock, each having a par value of one penny ($.01).

     On July 30, 2001, in connection with the Company's acquisition of the dry pasta business of Borden Foods Corporation, the Company issued warrants to purchase 51,402,000 shares of common stock, par value $.01 per share, of New World Pasta Company, at an exercise price equal to $1.00 per share, to JLL Pasta, LLC (the "Warrants"). Pursuant to the terms of the Warrants, JLL Pasta, LLC distributed the Warrants to its members, Joseph Littlejohn & Levy Fund III, L.P. and Miller Pasta II, LLC. Joseph Littlejohn & Levy Fund III, L.P. immediately contributed its Warrants to New World Pasta, LLC. A copy of the form of the Warrants held by New World Pasta, LLC and Miller Pasta II, LLC are filed as exhibits hereto and incorporated by reference herein.

     The sale and issuance of the securities involved in the Recapitalization and the issuance of the Warrants were exempt from registration under the Securities Act in reliance on Section 3(a)(9) of the Securities Act as an exchange of securities with existing security holders, and as a private placement pursuant to Section 4(2) of the Securities Act, respectively. No underwriters were employed in any of the above transactions.

ITEM 3.   DEFAULTS UPON SENIOR SECURITIES

     Not Applicable.


ITEM 4.   SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS

     None.


ITEM 5.   OTHER INFORMATION

     None.


ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

  a)  Exhibits:

      4.8 Warrants to Purchase 1,402,000 Shares of Common Stock, dated as of August 13, 2001.

      4.9 Warrants to Purchase 50,000,000 Shares of Common Stock, dated as of August 13, 2001.

      10.31 Stock and Asset Purchase Agreement, dated as of July 6, 2001, among Borden Foods Corporation, BFC Investments, L.P., BF Foods International Corporation, Borden Foods International Corporation, Borden, Inc. and JLL Pasta, LLC, filed as Exhibit
               2.1 to the Company's Form 8-K, filed on August 3, 2001, and incorporated herein by reference.

      10.32 Amendment No. 1, dated as of July 30, 2001 to the Stock and Asset Purchase Agreement dated as of July 6, 2001 among Borden Foods Corporation, BFC Investments, L.P., BF Foods International Corporation, Borden Foods International Corporation, Borden, Inc. and JLL Pasta, LLC, filed as Exhibit 2.2 to the Company's
               Form 8-K, on August 3, 2001, and incorporated herein by reference.

      10.33 Assignment and Assumption Agreement dated as of July 30, 2001 between JLL Pasta, LLC and New World Pasta Company, filed as
               Exhibit 2.3 to the Company's Form 8-K, on August 3, 2001, and incorporated herein by reference.

      10.34 Employment Agreement dated November 7, 2001, between New World Pasta and Cary A. Metz.

  b)  Form 8-Ks:

      The Company filed a Form 8-K on August 3, 2001, announcing the acquisition of the dry pasta business of Borden Foods Corporation and certain of its affiliates.

      The Company filed a Form 8-K/A on October 19, 2001, which included financial statements and pro forma information for the above Acquisition.


SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                             NEW WORLD PASTA COMPANY

Date:   November 13, 2001    /s/ Wayne Robison
                             ---------------------------------------------------
                             Wayne Robison
                             Vice President, Finance and Chief Financial Officer


        November 13, 2001    /s/ Frank Chalk
                             ---------------------------------------------------
                             Frank Chalk
                             Controller and Chief Accounting Officer