Form 10-K405
period 2001-12-31
NEW WORLD PASTA CO
filed 2002-03-28
CIK 1081878

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            Washington, DC 20549-1004

                                    FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE
     ACT OF 1934

     For the fiscal year ended December 31, 2001

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


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities and Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days. Yes X   No   .
                                      ---    ---

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

The aggregate market value of voting stock of the Registrant has not been determined, as there is no established market for such stock. As of March 15, 2002, the registrant had 48,538,971 shares of common stock, par value $0.01 per share, outstanding.

                             NEW WORLD PASTA COMPANY

                                      INDEX


                                                                                   Page
                                                                                   ----

                                     PART I
ITEM 1.    Business ...............................................................  1

ITEM 2.    Properties .............................................................  7

ITEM 3.    Legal Proceedings ......................................................  8

ITEM 4.    Submission of Matters to a Vote of Security Holders ....................  8


                                     PART II

ITEM 5.    Market for Registrant's Common Equity and Related Stockholder Matters ..  8

ITEM 6.    Selected Financial Data ................................................  8

ITEM 7.    Management's Discussion and Analysis of Financial Condition and
           Results of Operation ................................................... 10

ITEM 7A.   Quantitative and Qualitative Disclosures about Market Risk ............. 15

ITEM 8.    Financial Statements and Supplementary Data ............................ 16

ITEM 9.    Changes in and Disagreements with Accountants on Accounting and
           Financial Disclosure ................................................... 16

                                     PART III

ITEM 10.   Directors and Executive Officers of the Registrant ..................... 16

ITEM 11.   Executive Compensation ................................................. 18

ITEM 12.   Security Ownership of Certain Beneficial Owners and Management ......... 20

ITEM 13.   Certain Relationships and Related Transactions ......................... 22

                                     PART IV

ITEM 14.   Financial Statements, Schedules, Exhibits and Report on Form 8-K ....... 24

FORWARD-LOOKING STATEMENTS; RISKS AND UNCERTAINTIES

     The Private Securities Litigation Reform Act of 1995 (the "Act") provides a safe harbor for forward-looking statements made by or on behalf of our Company. Our Company and its representatives may from time to time make written or oral forward-looking statements, including statements contained in this report and in our other filings with the Securities and Exchange Commission. All statements which address operating or financial performance, events or developments that we expect or anticipate will occur in the future, including statements relating to our strategy, expectations about future events, volume growth, share of sales or statements expressing general optimism about future operating results, are forward-looking statements within the meaning of the Act. The forward-looking statements are and will be based on management's then current views and assumptions regarding future events and operating performance.

     In the discussion set forth below, readers can identify forward-looking statements by their use of such verbs as "expects", "anticipates", "believes", "estimates", "intends", "plans" or similar verbs or conjugations of such verbs. If our assumptions prove incorrect or should unanticipated circumstances arise, the Company's actual results could materially differ from those anticipated by such forward-looking statements. Differences could be the result of any number or combination of factors, including the following:

   .    Intense levels of competition in the pasta industry;
   .    Dependence on dry pasta as our only material product line;
   .    Declines in pasta sales in one or more channels;
   .    Risks associated with sales and marketing initiatives;
   .    Difficulty of predicting the pattern of buying and inventory changes by the Company's customers;
   .    Inability to successfully integrate acquired businesses;
   .    Inability to achieve cost savings objectives associated with restructuring and integration activities;
   .    Inability to manage our production and inventory levels to operate cost-effectively;
   .    High level of indebtedness;
   .    Possible conflicts of interest;
   .    Reliance on a limited number of vendors for raw material procurement;
   .    Reliance on information technology systems;
   .    Price volatility of raw materials or packaging;
   .    Transportation risks;
   .    Risks of operating in non-U.S. jurisdictions;
   .    Changes in laws, government regulations or trade policies;
   .    Labor relations;
   .    Product liability;
   .    Environmental liability; and
   .    Dependence on key personnel.

     You are strongly encouraged to consider these factors and others mentioned in our Registration Statement on Form S-4 (No. 333-76763) declared effective August 3, 1999, when evaluating forward-looking statements in this annual report, or risks and uncertainties associated with our Company. We undertake no responsibility to update any forward-looking statements contained in this report.

MARKET DATA

     The market data and some of the industry forecasts used throughout this Form 10-K were obtained from internal surveys, market research, publicly available information and industry publications. Industry publications generally state that the information they present has been obtained from sources believed to be reliable, but that the accuracy and completeness of the information are not guaranteed. Similarly, internal surveys, industry forecasts and market research, while believed to be reliable, have not been independently verified, and we make no representation as to the accuracy of this information. Unless otherwise noted, all market share statistics are from Information Resources, Inc. ("IRI"), an independent marketing research firm that provides us with information regarding the pasta industry. IRI is located at 150 Clinton Street, Chicago, IL 60661 and has no affiliation with us or any of our affiliates. Industry data was compiled by our management from industry and government reports, or published information, including the United States Department of Commerce, Business Trends Analysis and Find SVP Research Publications.

                                     PART I

                             NEW WORLD PASTA COMPANY

ITEM 1.    Business

In General

     New World Pasta Company ("Company") is a leading manufacturer, marketer and distributor of dry pasta and noodles in the U.S. and Canada, and manufactures, markets and distributes dry pasta in Italy. While much of our dry pasta sales are in the retail markets, which includes both branded and private label products, we also participate in the foodservice and industrial markets. Our 2001 net sales were approximately $400 million.

     Our primary business is the production of dry pasta, which we market and sell under various regional brands. Many of our principal brands, including RONZONI, CREAMETTE, SAN GIORGIO and AMERICAN BEAUTY in the U.S., and CATELLI and LANCIA in Canada, are among the top brands in the U.S. and Canada according to IRI and management information. Our other brands in the U.S. or Canada include SKINNER, PRINCE, P&R, IDEAL, SPLENDOR, HEALTHY HARVEST, ALBADORO and MRS. WEISS'. We also have two brands in Italy, ALBADORO and MONDER.

     On a combined basis, our dry pasta brands gave us a national market share in the U.S. of approximately 33% of the retail dry pasta market (on a dollar basis) for 2001, which is twice that of our closest competitor. On a combined basis, our dry pasta brands gave us a market share in Canada of approximately 41% of the retail dry pasta market (on a dollar basis) for 2001, which is twice that of our closest competitor.

     We also produce and market noodle products in the U.S. or Canada under the brand names LIGHT `N FLUFFY, AMERICAN BEAUTY, RONZONI, CREAMETTE, GOODMAN'S, SKINNER, MRS WEISS', LANCIA, P&R and IDEAL. Our noodle products had the largest market share in the U.S. with a 26% share (on a dollar basis) of the retail noodle market for 2001. Our noodle products had the largest market share in Canada with a 66% share (on a dollar basis) of the retail noodle market for 2001. We also market and sell a variety of miscellaneous dry grocery products which account for less than 1% of our sales.

     Our 2001 net sales in Canada and Italy accounted for approximately 9% and 3%, respectively, of our total Company net sales. The Company's 2001 sales in Canada and Italy reflected sales from businesses acquired July 30, 2001 (See
ITEM 1. Recent Developments).

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

Recent Developments

     On July 30, 2001, the Company acquired the dry pasta business of Borden Foods Corporation ("Borden") and certain of its affiliates (collectively, "Borden Pasta Brands") ("Acquisition") for an aggregate purchase price of $45.6 million. The Acquisition was consummated pursuant to the terms of a Stock and Asset Purchase Agreement, dated as of July 6, 2001, among Borden, certain affiliates of Borden and JLL Pasta, LLC, a Delaware limited liability company ("JLL Pasta"), as amended by Amendment No. 1 thereto, dated as of July 30, 2001 ("Purchase Agreement"). The Purchase Agreement was assigned to New World Pasta by JLL Pasta, which is affiliated with the Company's majority stockholder, New World Pasta, LLC, pursuant to an Assignment and Assumption Agreement, dated as of July 30, 2001, between the Company and JLL Pasta ("Assignment and Assumption Agreement"). The Acquisition included eleven pasta brands and six pasta manufacturing facilities in the U.S., Canada and Italy. The Acquisition was completed by the Company to enhance the Company's ability to effectively compete in its dry pasta markets.

     The Acquisition was financed by borrowing the Term Loan C provided for by Amendment 2 to the Credit Agreement described below. JLL Pasta purchased a 100% participation in such Term Loan C.

     In connection with the financing and to facilitate the consummation of the Acquisition, the Company also took the following actions:

     . Issued to JLL Pasta warrants to purchase an aggregate of 51,402,000 shares of common stock of the Company ("Common Stock") at a purchase price equal to $1.00 per share ("Warrants"). JLL Pasta subsequently distributed the Warrants to its members, Joseph Littlejohn & Levy Fund III, L.P. ("JLL Fund III") and Miller Pasta, II, LLC ("Miller Pasta II") as follows:

     . JLL Fund III received Warrants to purchase 50,000,000 shares of Common Stock, all of which were immediately contributed to its affiliate and the majority stockholder of the Company, New World Pasta, LLC.

     . Miller Pasta II received Warrants to purchase 1,402,000 shares of Common Stock.

     . Recapitalized its capital stock such that each outstanding share of 12% cumulative redeemable preferred stock was reclassified into
          381.2829 shares of Common Stock ("Recapitalization"). The Recapitalization was affected through an amendment and restatement of the Company's Certificate of Incorporation ("Amended and Restated Certificate of Incorporation").

     . Entered into an Amendment No. 2 ("Amendment 2"), dated as of July 30, 2001, to its Credit Agreement dated as of January 28, 1999 ("Credit Agreement"), among the Company, the various financial institutions parties thereto, Morgan Stanley Senior Funding, Inc., as syndication agent, and The Bank of Nova Scotia, as lead arranger and administrative agent. The Amendment 2 modified certain covenants of New World Pasta under the Credit Agreement, and added a new tranche of secured term loans to the Credit Agreement ("Term Loan C") in the aggregate principal amount of $51.4 million. The Term Loan C has an 8% pay-in-kind coupon, no amortization requirement and matures in full on June 30, 2006, and is subject to the same covenants and events of default which govern all other loans outstanding under the Credit Agreement.

     The description of the transactions described above is qualified in its entirety by reference to the Purchase Agreement, the Assignment and Assumption Agreement, the Warrants, the Amendment 2 (including exhibits related thereto) and the Amended and Restated Certificate of Incorporation, copies of which are filed as exhibits to the Company's Form 8-K, dated August 3, 2001 and incorporated by reference herein.

Industry

     Overview. The pasta industry in the U.S. and Canada is made up of at least four distinct segments: (i) dry, (ii) frozen, (iii) fresh and (iv) shelf-stable, all of which compete against the others. Our pasta product offerings currently are only in the dry pasta segment, and the bulk of our revenues come from the retail market of that dry pasta segment. We believe that total pasta consumption in the U.S. and Canada has increased over the past decade. Our market research shows that, during 2001, the retail market of the dry pasta segment, as measured by IRI, increased by 1.1% in the U.S. on a dollar basis, but declined by 1.5% in the U.S. on a pound basis. In 2001, in Canada, the retail dry pasta segment, as measured by IRI, increased by 2.9% on a dollar basis and increased by 0.1% on a pound basis.

     Customer Markets. The dry pasta segment has three primary customer markets: retail, which includes both branded sales and private label sales, foodservice and industrial.

     . Retail. The retail market includes grocery stores, mass merchandisers, club stores, and other retail outlets. This market purchases domestic and imported branded and private label dry pasta, and accounts for the bulk of our total revenues.

     . Foodservice. The foodservice market includes distributors that supply restaurants, hotels, schools, and hospitals. This market purchases primarily domestic and imported private label dry pasta.

     . Industrial. The industrial market includes food processors that use pasta as a food ingredient in their own products. A significant portion of companies in this market produce their own pasta. The remaining portion of this market purchases bulk-packed dry pasta.

Products

     We provide a full range of dry pasta products to our customers. Our products can be separated into five broad categories for selling and marketing purposes: branded pasta, private label pasta, noodle products, industrial products and miscellaneous products.

     Branded Pasta. Branded dry pasta is sold primarily in the retail markets and includes brands such as RONZONI, CREAMETTE, SAN GIORGIO, CATELLI, AMERICAN BEAUTY, LANCIA, SKINNER, PRINCE, and P&R. Combined, branded dry pasta accounts for a substantial portion of our total revenues. Our brands are described below:

     . Ronzoni. The RONZONI brand is one of the most established pasta brands in the U.S. with its origins dating back to 1915. RONZONI is the largest selling brand in the New York City metropolitan area, which is the largest pasta-consumption area in the U.S. RONZONI is also the leading brand in the Miami/Ft. Lauderdale metropolitan area and is a popular brand in the New England, Mid-Atlantic and Florida markets.

     . Creamette. The CREAMETTE brand is one of the largest pasta brands in the U.S. CREAMETTE was one of the first brands to sell "fast-cook" macaroni. Prior to CREAMETTE pasta, cook-time was 40 minutes or more. This heritage of innovation propelled CREAMETTE, originally based in Minneapolis, to a leading share position throughout much of the mid-west United States.

     . San Giorgio. SAN GIORGIO is presently the sixth most popular pasta brand in the United States. SAN GIORGIO's origins date back to 1914. We primarily distribute this brand in New York, New Jersey, Pennsylvania, Maryland, Delaware, Connecticut, Indiana, Illinois, Michigan, Virginia and Ohio. SAN GIORGIO is the best selling brand in the Philadelphia, Baltimore/Washington, Harrisburg/Scranton, Columbus, Cleveland, Louisville and Pittsburgh markets.

     . American Beauty. AMERICAN BEAUTY was founded in 1916 and is a leading brand in many states west of the Mississippi River. AMERICAN BEAUTY is strongest in the Phoenix/Tucson, Wichita, West Texas and Kansas City markets. AMERICAN BEAUTY is also the leading brand in the Denver and Salt Lake City markets.

     . Skinner. SKINNER is a leading pasta brand in much of the Midwestern and Southwestern regions of the United States. The SKINNER brand was introduced in Omaha, NE in 1911. In metropolitan areas such as Dallas, Oklahoma City, Houston and San Antonio/Corpus Christi, SKINNER is particularly prominent, holding the number one branded share position and a significant share lead over its nearest competitor.

     . Prince. The PRINCE brand is the leading pasta brand throughout New England. The Prince Macaroni Company was started in the Italian North End of Boston. Famous for the Cleo winning "Anthony" commercials aired from 1968 and throughout the 1970s, PRINCE expanded to Chicago where it continues to have a leading brand share.

     . Catelli. CATELLI has a rich history and tradition of over 100 years in Canada. CATELLI holds the leading market share position in Canada with more than double the share of its nearest competitor. CATELLI has a portfolio with traditional white pasta and specialty pasta such as whole wheat, multigrain, flavored and colored pastas. CATELLI also has a CATELLI ADVENTURE pasta line of colored and shaped products for kids.

     . Lancia. The LANCIA brand has a long history in Canada. Its heritage traces back to the turn of the century in Toronto. LANCIA is the number three pasta brand and the leading noodle brand in Canada.

     . Other Brands. Our other pasta brands include MRS. WEISS', which is sold in the Cleveland, OH market; P&R, which is the leading brand in the Syracuse and Albany, NY markets; GOODMAN'S, which is sold in the New York City metropolitan area, and ALBADORO and MONDER, which are manufactured and sold in Italy and other parts of Europe, and, in the case of ALBADORO, also sold in Canada.

     Private Label Pasta. Private label pasta is sold in both the retail and foodservice markets. Although we have private label pasta sales to selected customers in both of these markets, this is a relatively small portion of our revenues. Sales of these products are highly dependent on cost, and many of our competitors have lower cost structures than us. We continue to develop our relationships with key strategic private label customers.

     Noodle Products. We also manufacture noodle products for sale along with our pasta brands in the U.S. and Canada. Collectively, our noodle brands have the largest market share in the U.S. and include the LIGHT `N FLUFFY, AMERICAN

BEAUTY, CREAMETTE, GOODMAN'S, IDEAL, SKINNER, RONZONI, LANCIA, MRS. WEISS' and P&R brands. In 2001, we accounted for approximately 26% (on a dollar basis) of all retail noodle sales in the U.S. and approximately 66% (on a dollar basis) of all retail noodle sales in Canada. We hold brand leadership positions in 19 market areas and produce 7 of the top 20 brands in the U.S. In Canada, the LANCIA brand is the leading brand nationally.

     Industrial Products. Industrial products are custom items made for a specific customer. Sales of these items are highly dependent on quality, cost and service. Although this is a relatively small portion of our revenues, we are focusing on reducing our overall cost structure to become more competitive in these products.

     Miscellaneous Products. We sell a variety of miscellaneous dry grocery products which were acquired as part of the 1984 acquisition of the AMERICAN BEAUTY brand. These items account for less than 1% of our sales and include instant mashed potatoes, dry beans, popcorn and rice. We sell these products in a very limited geographic area.

     Product Quality. We have a tradition of, and a focus on, producing high quality products for customers and consumers. Our products are manufactured using a comprehensive Hazard Analysis Critical Control Point (HACCP) program to ensure food safety. This program requires strict monitoring in every facet of the manufacturing operations. We also use a toll-free number, which we print on our packaging, to maintain direct contact with the public.

Competition

     In General. The dry pasta segment in North America is highly competitive. We compete against well-established national, regional and multi-national companies, and many smaller companies. Our products in the dry pasta segment also compete against product offerings in the frozen, fresh and shelf-stable segments, as well as other food products which meet consumer needs. Our competitors include:

         .    American Italian Pasta Company
         .    Barilla Alimentare S.p.A.
         .    Dakota Growers Pasta Company
         .    Philadelphia Macaroni Co, Inc.
         .    A. Zerega's Sons, Inc.
         .    F.ll De Cecco Di Filippo Fara S. Martino S.p.A.
         .    Primo Foods
         .    Ital Pasta Company
         .    Unico Foods Corporation

     In the last few years, several leading pasta manufacturers have reduced their investment in, and promotion of, their brands. Accordingly, many of these companies have lost market share in the retail branded dry pasta market. At the same time, imported pasta makers and private label producers have expanded their production capabilities, have aggressively sought additional business and have picked up a significant portion of this lost market share.

     In addition to the competition within the dry pasta segment, we have also experienced intense competition over the past several years from competing products in other segments of the pasta category. Value-added pasta and noodles, fresh and frozen pasta, and meal solutions containing pasta have all been vying for the same consumer-eating occasion. An increase in the number of new products in these areas has allowed them to gain the attention of the consumer at the expense of the retail dry pasta segment.

     Competition in the Retail Market. We compete primarily in the branded part of the retail dry pasta consumer market. Competition in this branded part of the retail market generally is based upon product quality and taste, pricing, packaging, brand recognition, customer service and the capability to deliver products efficiently. Competition in the private label part of this market is primarily driven by the manufacturer's ability to provide high-quality products at a low cost. Our pasta competitors in this market include both large, multi-national companies and regional companies in the U.S. and Canada, as well as pasta manufacturers in Italy. These competitors include:

         .    American Italian Pasta Company
         .    Barilla Alimentare S.p.A.
         .    Private labels
         .    Quaker Oats
         .    Primo Foods

         .    Italian and other imports

     Competition in Industrial and Foodservice Markets. On a more limited basis, we compete in the industrial and foodservice markets. The competition in this market is based primarily on price, quality, service and reliability. Our competitors in these markets include both large, multi-national companies and regional companies in the U.S. and Canada. These competitors include:

         .    American Italian Pasta Company
         .    Dakota Growers Pasta Company
         .    A. Zerega's Sons Inc.
         .    Pasta Montana
         .    Primo Foods
         .    Ital Pasta Company
         .    Food processors which make their own pasta as an ingredient in their  products, which we believe includes Kraft Foods, Campbell
              Soup Company, Unilever and General Mills

Marketing and Sales

     During 2000 and continuing in 2001, we revised our sales and marketing strategies. In the past, we focused the majority of our marketing efforts on trade customers or retailers. Retailers would often use our promotion monies to promote our products in their stores through a number of vehicles, including temporary price reductions, in-store displays and store advertising. With our new strategy, we reduced the level of trade oriented marketing programs, and implemented several consumer-oriented programs. These promotions are designed to predispose the consumer to buy our pasta brands, and they take the form of theme promotions, direct advertising, coupons and joint product promotions. In addition, we implemented a sales strategy structured to penetrate all significant dry pasta channels, including traditional branded grocery store chains, mass merchandisers, food service companies, private label companies, drug stores, convenience stores, dollar stores, and club stores. In 2001, we continued this strategy of focusing our marketing efforts on consumer-oriented programs.

Customers

     Our branded and private label pasta and noodle products are sold primarily through grocery store chains and grocery wholesalers. In addition, we sell these products through mass merchandisers, chain drug stores, convenience stores and food distributors. Mass merchandisers, wholesale clubs and chain drug stores are growing distribution channels and represent significant opportunities for us. We also sell our dry pasta products to industrial and foodservice customers. In 2001, our ten largest customers accounted for approximately 43% of sales, with no single customer accounting for more than 10% of sales.

Production

     Pasta Production. Semolina flour and water are the two main ingredients used to produce a quality pasta product. Egg is the main additional ingredient included in noodles. Each variety of durum wheat, which is milled into semolina flour, has its own unique set of protein, gluten content, moisture, density, color and other attributes that affect the quality and character of the semolina. To produce pasta, we mix semolina flour with water and other ingredients and then extrude or roll the mixture into the desired shapes. The mixture then travels through a series of dryers before being stabilized at room temperature. After the stabilization process, we package the pasta in a variety of configurations and forward it through an automated palletizing system. We then load the finished product on trucks for transport to our distribution centers or for shipment directly to customers.

     Production Facilities. We have established our production and distribution facilities in a manner which helps to minimize our freight cost and allows us to better match our raw material supply to our production demands. Our suppliers supply semolina from their mills to our manufacturing plants. Upon completion of the manufacturing process, we ship our finished products to our distribution centers.

     We operate five manufacturing plants in the U.S. (Fresno, CA; Louisville, KY; Omaha, NE; St. Louis, MO; Winchester, VA), one manufacturing plant in Canada (Montreal, Quebec), and two manufacturing plants in Italy (Alba, Milan). The Company also owns manufacturing plants in Lebanon, PA, Chicago, IL and Lethbridge, Alberta, Canada, which have been closed in conjunction with the restructuring plan implemented in 2001, and are being held for sale. The St. Louis, Chicago, Montreal, Lethbridge, Alba and Milan manufacturing facilities were acquired as a result of the Acquisition.

     Management believes that the Winchester, VA plant, constructed in 1993, is one of the most cost-efficient pasta plants in North America. Since the Acquisition, we have upgraded and refurbished certain lines at our St. Louis plant, and over the years many of our other plants have been upgraded to improve their cost competitiveness and the ability to meet our product-quality standards.

Transportation and Distribution

     Our distribution network is an important factor in maintaining our strategy to deliver quality pasta at a low cost. In general, it is cheaper to ship durum wheat than to ship semolina flour, and cheaper to ship semolina flour than to ship finished goods.

     Durum wheat is shipped to milling sites by rail or truck. After milling the wheat, our suppliers then ship the semolina flour from their mills to our plants by either rail, truck or pneumatic tube based on location and financial considerations. In the U.S., we ship the finished goods from our plant sites to our distribution centers in truckload quantities and we ship approximately 85% of our tonnage from our distribution centers to the final customers in full truckload quantities. In Canada we ship approximately 15% of our tonnage from our distribution centers to the final customers in full truckload quantities. Contract carriers handle the majority of truck shipments under annual transportation contracts.

     For finished products, we use five primary distribution centers, which are located in New Kingston, PA; St. Louis, MO; Omaha, NE; Montreal, Canada; and Fresno, CA, and five warehouses, which are located in Chicago, IL; Portland, OR; Atlanta, GA; Louisville, KY; and Dallas, TX. We lease the distribution centers in Fresno, CA; Omaha, NE and New Kingston, PA. Our warehouses are leased under month-to-month agreements. The leased distribution centers and warehouses are managed by independent professional warehousing companies.

Raw Materials

     Pasta's primary ingredient is semolina flour, which is extracted from durum wheat through a milling process. Our suppliers deliver semolina flour to our manufacturing plants directly from their milling operations. These mills source their durum directly from farmers and grower-owned co-operatives in locations such as North Dakota, Montana, Arizona, California and Canada.

     Over the last five years, the cost of semolina flour has typically represented 35% to 40% of our total cost of sales. From 1993 to 1997, the average price for durum was $5.97 per bushel versus an average of $4.45 per bushel from 1980 to 1992. Durum prices dropped below $5.00 per bushel in 1999 and 2000, and then increased above $5.00 per bushel in 2001. We expect modest price increases in durum during the beginning of 2002, however, the lack of rainfall in durum growing areas may result in greater increases in durum costs in the latter half of 2002.

     Packaging materials typically represent approximately 22-25% of our total cost of sales. We expect the costs of these materials to remain constant as a percentage of cost of sales during 2002.

Relationship with Miller Milling Company

     Miller Milling Company is one of the largest durum/semolina suppliers in North America. We are a party to a Procurement Agreement, dated January 28, 1999 ("Procurement Agreement") with Miller Milling Company, pursuant to which Miller Milling Company procures all of our requirements for durum wheat and semolina flour, and other specified products and services, through December 2009, for all of our U.S. plants other than St. Louis, MO. Our St. Louis, MO and Montreal, Canada plants procure durum wheat and semolina flour from other suppliers. During 2000, we amended two (2) pre-existing Mill Agreements with Miller Milling Company which require the Company to purchase a substantial portion of the semolina flour needs of our Fresno, CA plant, and all of the semolina flour needs of our Winchester, VA plant, through December 2009, from Miller Milling Company. Miller Milling Company owns a substantial interest in Miller Pasta LLC, which in turn has an interest in New World Pasta. In addition, three members of our Board of Directors are affiliated with Miller Milling Company. For a more detailed description of our relationship and arrangements with Miller Milling Company, see "ITEM 12. Security Ownership of Certain Beneficial Owners and Management" and "ITEM 13. Certain Relationships and Related Transactions."

Trademarks and Domain Names

     We own numerous registered trademarks in the U.S. and abroad. Of the many trademarks we have registered with the United States Patent and Trademark Office, our ALBADORO, AMERICAN BEAUTY, CREAMETTE, LANCIA, LIGHT `N FLUFFY, MONDER, MRS. WEISS', P&R, PRINCE, RONZONI, SAN GIORGIO and SKINNER marks are the U.S.

trademarks that are material to our business. In Canada, we license the CATELLI trademark. We also own several U.S. internet domain names that incorporate our trademarks.

Regulation

     We are subject to various laws and regulations administered by federal, state and other governmental agencies relating to the operation of our production facilities, the production, packaging, labeling and marketing of our products, as well as environmental and pollution control, including air emissions. Our facilities are subject to inspections by the United States Food and Drug Administration, the United States Occupational Safety and Health Administration and various state regulatory agencies. We believe that we are in material compliance with all federal, state and local laws and regulations governing our products and facilities, and we do not expect to make any material expenditures in 2002 with respect to compliance with environmental regulations.

Employees

     We have approximately 750 employees in our facilities throughout the U.S., and over 1,300 employees worldwide. With the exception of those at our Winchester, VA plant, all of our hourly plant employees are represented by unions. In total, approximately 64% of our employees are currently unionized. The following unions represent our employees:

         .    The Bakery, Confectionery and Tobacco Workers International
                Union (BCTW)
         .    United Food and Commercial Workers International Union (UFCW)
         .    International Union of Operating Engineers
         .    International Brotherhood of Teamsters
         .    Confederazione Italiana Sindacati Lavoratori
         .    Confederazione Generale Italiana Del Lavoro
         .    Unione Italiana Lavoratori

     We generally renegotiate collective bargaining agreements every three to five years. Negotiations were concluded in 2001 with: the BCTW in Lebanon, PA and Montreal, Canada; the UFCW and the Teamsters in Louisville, KY; and the Teamsters in St. Louis, MO. While we did experience a strike at our Omaha, NE facility during late 1999 and early 2000, management considers its present labor relations at its plants to be generally good. The Company has nine collective bargaining agreements with certain of its hourly union employees. The two Omaha agreements and the Monder agreement expire in 2002. The percentage of the Company's labor covered by these three agreements was approximately 10% at December 31, 2001.

ITEM 2.    Properties

     We are headquartered in Harrisburg, PA where we lease a 35,000 square foot office building. This lease expires in April, 2004.

     We own the following pasta manufacturing plants:



        Location                                    Square Footage
        --------                                    --------------

        Alba, Italy                                      91,460
        Chicago, IL                                      18,750
        Fresno, CA                                      153,000
        Lethbridge, Alberta, Canada                      62,000
        Lebanon, PA                                     267,600
        Louisville, KY                                  207,415
        Milan, Italy                                     69,940
        Montreal, Quebec, Canada                        540,000*
        Omaha, NE                                       114,000
        St. Louis, MO                                   287,000*
        Winchester, VA                                  180,000

        -------------------------------------
        *  Includes warehousing space

     During 2001, we closed the Chicago, IL; Lethbridge, Alberta, Canada; and Lebanon, PA facilities. We plan to close the Louisville, KY and Omaha, NE facilities in 2002, but in March 2002 we announced that we would continue operations at our Omaha, NE facility for an undetermined period.

     Each of our plants which remains open is equipped with modern pasta making technology and process controls. We believe our plants are located in such a manner to minimize our delivery costs to our regional distribution centers.

     We lease distribution centers in Fresno, CA; Omaha, NE; and New Kingston, PA. We also have month-to-month warehouse agreements with warehouses in Portland, OR; Dallas, TX; St. Louis, MO; Chicago, IL; and Atlanta, GA.

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

                                     PART II

ITEM 5.    Market for Registrant's Common Equity and Related Stockholder Matters

     There is no established public trading market for our common stock. Our voting common stock is currently held by four holders. For further detail, see the beneficial ownership table under "ITEM 12. Security Ownership of Certain Beneficial Owners and Management."

     During the second quarter of 2001, the Company recapitalized its capital stock such that each outstanding share of 12% cumulative redeemable preferred stock, par value $.01 per share, was reclassified to become 381.2829 shares of Common Stock, par value $.01 per share, of the Company.

     We have not paid any dividends on our capital stock since its inception. We do not anticipate paying any cash dividends in the foreseeable future. Both the indenture, pursuant to which our 9.25% Senior Subordinated Exchange Notes due 2009 (the "Notes") were issued, and our senior credit facility restrict our ability to pay dividends.

ITEM 6.    Selected Financial Data

     The following table sets forth selected historical financial data for New World Pasta or its predecessor, HPG. The selected historical financial data for the years ended December 31, 2001, 2000, 1999, 1998 and 1997 has been derived from the audited financial statements of New World Pasta or HPG. As discussed in footnote 1 below, the Company restated its financial statements for these years due to the change in accounting method for inventories. The selected historical financial data set forth in the following table should be read in conjunction with our audited financial statements and notes thereto appearing as an appendix to this Form 10-K and "ITEM 7. Management's Discussion and Analysis of Financial Condition and Results of Operations."

                                                                              For the years ended
                                           --------------------------------------------------------------------------------------
                                            December 31,      December 31,      December 31,      December 31,       December 31,
                                                2001            2000 (1)          1999 (1)          1998 (1)           1997 (1)
                                           --------------    -------------    ---------------    --------------     -------------
                                                                                 (in thousands)
STATEMENT OF OPERATIONS DATA
Net sales                                    $ 399,748          300,029            354,019           373,096            386,218
Cost of sales                                  231,244          165,550            188,645           207,893            209,382
                                             ---------         --------          ---------         ---------           --------

Gross profit                                   168,504          134,479            165,374           165,203            176,836
Selling and marketing expenses                 114,169           94,184            113,259           109,788            121,200
General and administrative expenses(2)          15,570           13,722             21,435            15,665             13,295
Restructuring and integration costs             20,126              582              2,700                --                 --
Gain on sale of closed facility                     --             (251)                --                --                 --
                                             ---------         --------          ---------         ---------           --------

Income from operations                          18,639           26,242             27,980            39,750             42,341
Other income                                     8,136               --                 --                --                 --
Interest expense, net (3)                      (29,148)         (28,903)           (26,325)               --                 --
                                             ---------         --------          ---------         ---------           --------

Income (loss) before income taxes               (2,373)          (2,661)             1,655            39,750             42,341
Income tax expense (benefit)                      (140)            (942)             2,221            15,213             16,780
                                             ---------         --------          ---------         ---------           --------

Net income (loss)                            $  (2,233)          (1,719)              (566)           24,537             25,561
                                             =========         ========          =========         =========           ========

BALANCE SHEET DATA
Working capital                              $  40,448           25,272             22,265            21,437             10,199


Total assets                                   426,174          314,736            327,774           224,781            233,936
Long-term debt (including current              327,844          287,725            292,995                --                 --
portion)
Mandatorily redeemable 12% cumulative
     preferred stock                                --          140,466            126,096                --                 --
Stockholders' equity (deficit)                  (5,570)        (151,333)          (135,919)          167,583            164,706

OTHER DATA

EBITDA (4)                                      55,464           42,056             55,585            55,138             57,561

Net cash provided by operating activities        7,839            6,652             36,140            26,407             47,928

Depreciation and amortization expense           17,769           15,053             15,468            14,647             15,437

Capital expenditures                            11,663            5,075              3,960             4,660              1,850

Deficiency of earnings to combined fixed
     charges and preferred stock dividends       9,222           16,356             10,956                --                 --




(1) In the fourth quarter of 2001, the Company changed its method of accounting for certain raw material inventories from the last-in, first-out ("LIFO") method to the first-in, first-out ("FIFO") method. The new method of accounting for these inventories was adopted because the FIFO method of valuing inventories more clearly follows the actual usage of the components of inventory in the production process and more closely matches actual costs and revenues resulting in an enhanced measurement of operating results. The financial information for the prior years has been restated to apply the new method retroactively.

     As a result of the adoption of the new accounting method described above, the 2001 net loss was reduced by $164,000. The effect of the accounting change on net income as previously reported for 2000 and prior years is as follows (in thousands):

                                              2000        1999      1998       1997
                                           ---------   ---------  --------    ------
Net income (loss), as previously reported   $(1,677)       460     25,914     25,157
Adjustment for effect of change in
   accounting principle that is applied
   retroactively, net of tax                    (42)    (1,026)    (1,377)       404
                                            -------    -------    -------    -------

Net income (loss), as restated              $(1,719)      (566)    24,537     25,561
                                            =======    =======    =======    =======

(2) For the year ended December 31, 1999, general and administrative expenses include $7.8 million of non-recurring expenses incurred in connection with the Recapitalization in which our current principals acquired control of New World Pasta and the related financing transactions, and $2.2 million of non-recurring start-up expenses.


(3) Historically, HPG did not incur indebtedness or related interest expense as a division of HFC. As an independent company, New World Pasta is required to service the interest expense on any borrowings incurred by it, including the debt associated with the recapitalization in which our current principals acquired control of New World Pasta.

(4) EBITDA represents earnings before interest, taxes, depreciation and amortization. For years 2001 and 2000, EBITDA also is adjusted for non-recurring items including one-time asset write-offs, cash restructuring costs and certain other non-recurring charges. We believe that EBITDA provides useful information regarding our ability to service our debt. EBITDA is not a measure of operating performance computed in accordance with Generally Accepted Accounting Principles ("GAAP") and should not be considered as a substitute for operating income, net income, cash flows from operations, or other statement of operations or cash flow data prepared in conformity with GAAP, or as a measure of profitability or liquidity. In addition, EBITDA may not be comparable to similarly titled measures of other companies. EBITDA may not be indicative of the historical operating results of New World Pasta, and is not meant to be predictive of future results of operation or cash flows. You should also see the audited consolidated statements of cash flows contained within the audited consolidated financial statements appearing in the Form 10-K.

ITEM 7. Management's Discussion and Analysis of Financial Condition and Results of Operation

Year Ended December 31, 2001 Compared with the Year Ended December 31, 2000

     Net Sales
     ---------

     Net sales in 2001 increased by $99.7 million, or 33.2%, from 2000, due primarily to the Acquisition. Excluding the impact of the Acquisition, net sales increased by 1%. This increase is primarily due to unit volume increases as a result of further penetration of the retail and foodservice markets.

     Cost of Sales
     -------------

     Cost of sales in 2001 increased $65.7 million, or 39.7%, from 2000, due to the Acquisition. Excluding the impact of the Acquisition, cost of sales decreased by 0.9%. This decrease is due to an adjustment made during the third quarter for the elimination of post-retirement medical benefit costs as a result of the new union agreements reached this year, partially offset by higher raw material prices, particularly durum/semolina costs. This adjustment for post-retirement medical benefits is not expected to affect future periods.

     Gross Profit
     ------------

     Gross profit in 2001 increased $34.0 million, or 25.3%, from 2000, primarily due to the Acquisition. Gross profit as a percentage of net sales decreased to 42.2% for 2001 from 44.8% in 2000. Excluding the impact of the Acquisition, gross profit increased $3.9 million or 2.9%, and was 45.8% of net sales. Excluding the Acquisition and the adjustment referred to above for the elimination of post-retirement medical benefits, gross profit as a percentage of net sales was 44.8% of net sales in 2001, unchanged from 2000.

     Selling and Marketing Expenses
     ------------------------------

     Selling and marketing expenses in 2001 increased $20.0 million from 2000, due to the Acquisition. Excluding the impact of the Acquisition, selling and marketing expenses declined 7.8%. This decline is due to our strategy of shifting our marketing expenses from less efficient trade oriented programs to more effective consumer marketing programs.

     General and Administrative Expenses
     -----------------------------------

     General and administrative expenses for 2001 increased $1.8 million from 2000, primarily due to higher amortization costs for the intangible assets acquired in the Acquisition. Excluding the impact of the Acquisition, general and administrative expenses decreased $0.4 million.

     Restructuring and Integration Costs
     -----------------------------------

     During 2001, as a result of the Acquisition, the Company implemented a plan to restructure its operations. The Company announced the closing of three of its pre-Acquisition plants and two plants acquired in the Acquisition, and has restructured the staffing and organization of certain other plants. This plan is expected to be completed during 2002, at a total cost of $35.0 million. In 2001, the Company recorded a restructuring and integration charge of $20.1 million, including $17.4 million for restructuring and $2.7 million for on-going integration costs. Of this total, approximately $12.7 million is for the non-cash write off of property, plant and equipment which will be disposed of. Of the remaining anticipated expense, approximately $10.5 million is expected to be incurred for relocating equipment between facilities, $3.0 million is expected to be incurred for employee separation costs, and approximately $1.4 million is expected to be spent on other integration costs.

     The Company expects the plan to be completed during 2002, at which time it expects to realize cost savings of between $20.0 million and $30.0 million on an annual basis. However, the Company cannot make any assurance that it will be able to realize these savings.

     Income from Operations
     ----------------------

     Income from operations for the year ended December 31, 2001, was $18.6 million, a decrease of $7.6 million or 29% lower than 2000. The decrease is primarily due to the $20.1 million charge for restructuring and integration costs. Excluding the restructuring and integration costs, income from operations for 2001 increased by $12.5 million, or 48% from 2000, primarily due to improved gross profit, decreases in general and administration expenses, decreased marketing and selling expenses, and incremental profit due to the Acquisition.

     Other Income
     ------------

     Other income for 2001 was $8.1 million, and relates to a cash payment received from the U.S. Customs Service under trade legislation which disbursed to certain U.S. pasta manufacturers certain import duties and fees previously paid to the U.S. Government by imported pasta producers found to be in violation of U.S. import laws. We have classified these proceeds as other income since they do not directly relate to Company operations and were a result of recent legislation. Similar receipts in the future are subject to Federal legislation and the activities of various foreign pasta producers.

     Interest Expense, Net
     ---------------------

     Interest expense for 2001 increased by $245,000, or 0.8%, over 2000 due to non-cash interest charges associated with borrowings related to the Acquisition. Excluding the impact of the Acquisition, interest expense declined by $2.0 million, or 6.7% in 2001 compared to 2000. This decline was due to lower interest rates and slightly lower debt levels.

     Income Taxes
     ------------

     The overall effective tax rate reflects the impact of federal, state and foreign income taxes on the loss before income taxes, as adjusted for permanent differences between book and tax income (loss), the effect of tax rate changes on deferred tax assets and liabilities and changes in valuation allowances, if any. The lower effective tax rate in 2001 (tax benefit of $140,000, at an effective rate of 5.9%) resulted primarily from an increase in the valuation allowance for deferred tax benefits for certain state income tax net operating losses which are subject to annual limitations and shorter carryforward periods than for federal income tax purposes. The Company is subject to foreign income tax in 2001 due to the Acquisition. Fluctuations in the effective income tax rate from period to period will be impacted by changes in permanent differences, relative profitability related to both the U.S. and non-U.S. operations, differences in the statutory rates and changes in the valuation allowance, if any.

     Net Loss
     --------

     The Company reported a net loss of $2.2 million in 2001 as compared to a net loss of $1.7 million in 2000. The reported loss is primarily due to the $20.1 million charge for restructuring and integration costs, offset by improved gross profit, decreases in general and administrative expenses, decreases in marketing and selling expenses, other income and incremental profit due to the Acquisition.

Year Ended December 31, 2000 Compared with the Year Ended December 31, 1999

     Net Sales
     ---------

     Net sales declined by $54.0 million or 15.3% for the year ended December 31, 2000 compared to the year ended December 31, 1999. The decrease was the result of both price and volume factors. The pricing impact was the result of a net price decline on certain of the Company's branded products taken during 1999 and early 2000. Unit volume was impacted by a decline in the consumption of dry pasta, the loss of the General Mills co-pack business in the third quarter of 1999, significant competitive pressures within the dry pasta segment and from other competing products in the pasta category and lower effectiveness of trade promotional activities. Management's decision to revise its marketing strategy in the third quarter of 2000 by reducing trade promotional activities and increasing additional consumer spending also had an adverse effect on volume.

     Cost of Sales
     -------------

     Cost of sales declined $23.1 million or 12.2% for the year ended December 31, 2000 compared to the year ended December 31, 1999, primarily due to the decrease in volume experienced in 2000. Raw material prices, particularly durum/semolina costs, had an unfavorable impact on cost of sales. Packaging costs for 2000 remained constant with 1999 levels. Freight and warehousing costs in 2000 were lower than 1999, primarily due to the volume decrease, with offsetting increases in freight rates and the implementation of a new pallet management program. Depreciation expense decreased for 2000 as compared to 1999 due to the asset base reductions associated with the closing of the Company's Kansas City plant in the third quarter of 1999.

     Gross Profit
     ------------

     Gross profit decreased by $30.9 million, for the year ended December 31, 2000 compared to the year ended December 31, 1999, with the decrease in net sales being only partially offset by the reduction in cost of sales. Gross profit margin declined to 44.8% of net sales for 2000 compared to 46.7% in 1999, as a result of lower selling prices, lower volumes to absorb fixed costs and higher durum/semolina costs.

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

     General and Administrative Expenses
     -----------------------------------

     General and administrative expenses were $13.7 million for the year ended December 31, 2000, which is consistent with 1999 levels, excluding $7.8 million of non-recurring expenses incurred in connection with the Recapitalization and $2.2 million of non-recurring start-up expenses.

     Restructuring and Integration Costs
     -----------------------------------

     The $582,000 restructuring cost includes restructuring costs of $650,000 in 2000, which were offset by the reversal of the unused portion ($68,000) of the $2.7 million restructuring reserve established in the second quarter of 1999 for the Kansas City plant closure. The charge in 2000 was established to cover the cost of the reorganization plan executed on June 29, 2000. This reorganization was undertaken to align the sales, marketing, administrative and manufacturing functions of the Company with the revised strategic direction implemented by executive management and resulted in the termination of 139 employees from various functional areas across the Company.

     Gain on Sale of Closed Facility
     -------------------------------

     A $251,000 gain was recognized on the sale of the Kansas City plant that included the land, building, and building improvements associated with this property.

     Income from Operations
     ----------------------

     Income from operations for the year ended December 31, 2000 was $26.2 million, $1.8 million or 6.4% lower than the $28.0 million operating profit in 1999. The decrease is due to lower net sales offset only partially by the absence of recapitalization transaction expenses incurred in 1999, as well as, decreases in cost of sales, selling and marketing expenses, cost of restructuring, and general and administrative expenses.

     Interest Expense, Net
     ---------------------

     Interest expense of $28.9 million includes interest on the notes and the term loan ("Term Loan") issued pursuant to the credit facility, as well as deferred debt cost amortization. These interest costs were offset partially by interest income on bank deposits. The increase in interest expense from 1999 of $2.6 million or 9.8% is the result of the interest rate increase related to an amendment to the Company's credit facility and a full year of expenses included in 2000 versus only 11 months in 1999.

     Income Taxes
     ------------

     The overall effective tax rate reflects the impact of federal and state income taxes on the loss before income taxes, as adjusted for permanent differences between book and tax income (loss), the effect of tax rate changes on deferred tax assets and liabilities and changes in valuation allowances, if any. The income tax benefit of $942,000 for the year 2000 (an effective rate of 35.4%) reflects the federal and state deferred tax benefit adjusted for the tax effect of permanent differences. The income tax expense for the year 1999 of $2.2 million (an effective rate of 134.2%) reflects the federal and state deferred tax expense, adjusted for permanent differences including non-recurring transaction expenses incurred as part of the recapitalization effected in January 1999. There was no valuation allowance or foreign tax applicable to 2000 and 1999.

     Net Loss
     --------

     The Company reported a net loss of $1.7 million in 2000 versus a net loss of $566,000 in 1999. The reported loss in 2000 was due to the impact of reduced net sales and increased interest expense, offset only partially by the absence of recapitalization transaction expenses incurred in 1999, as well as decreases in the cost of sales, selling and marketing expenses, cost of restructuring, and general and administrative expenses, and an increase in the income tax benefit for the year.


Liquidity and Capital Resources

     Our primary sources of liquidity are cash provided by operations and borrowings under our Credit Agreement dated as of January 28, 1999, as amended, among the Company and various financial institutions parties thereto ("Credit Facility"). Cash and cash equivalents totaled $3.1 million at December 31, 2001 and $9.5 million as of December 31, 2000. Working capital was $40.4 million as of December 31, 2001 compared to $25.3 million as of December 31, 2000. The current ratio was 1.46 at December 31, 2001 versus 1.79 at December 31, 2000. See Note 9 to the consolidated financial statements for further information on the Credit Facility and our other debt.

     Our net cash provided by operations was $7.8 million for the year ended December 31, 2001 compared to net cash provided by operations of $6.7 million for the year ended December 31, 2000. This increase was primarily a result of the increased income from operations prior to the non-cash charges.

     Net cash used in investing activities totaled $61.5 million during the year ended December 31, 2001, and $4.0 million during the year ended December 31, 2000. Investing activities, as a result of the Acquisition, totaled $49.9 million, net of cash acquired, while expenditures for property, plant and equipment totaled $11.7 million. The increase in expenditures for property, plant and equipment is primarily due to our implementation of an ERP software package during 2001.

     Net cash provided by financing activities for the year ended December 31, 2001 totaled $47.9 million, of which $51.8 million pertains to financing the Acquisition, offset by $3.1 million used to make mandatory and voluntary debt payments. Net cash used in financing activities for the year ended December 31, 2000 totaled $6.3 million and reflects the mandatory debt repayments on the Term Loan B, as well as voluntary debt repayments totaling $4.0 million, and capitalization of certain costs associated with amending the Credit Facility.

     The following table summarizes our contractual obligations and other commitments as of December 31, 2001:

                                                                                      Payments Due by Period
                                                                   ------------------------------------------------------------
             Contractual Obligations                                                                                  After
                  (in thousands)                     Total           1 Year          2-3 Years       4-5 Years      5 Years
      ---------------------------------------     -------------    ------------     ------------    ------------    -----------
      Long-term debt                               $ 338,103           1,285            2,570         174,248         160,000
      Operating leases                                12,152           7,662            4,137             259              94
                                                  -------------    ------------     ------------    ------------    -----------

      Total contractual obligations                $ 350,255           8,947            6,707         174,507         160,094
                                                  =============    ============     ============    ============    ===========

     The covenants of the Notes and the Credit Facility do not restrict the ability of the Company's subsidiaries to make cash distributions to the Company.

     We entered into an amendment and waiver to the Credit Facility effective as of May 10, 2000, pursuant to which, among other things: (i) the lenders waived compliance by the Company with certain financial covenants contained thereunder with respect to the quarter ended April 2, 2000; (ii) certain financial covenants contained therein were amended for all periods ending on or before December 31, 2002; and (iii) the interest rates on the Credit Facility were increased. In conjunction with the Acquisition, the Credit Facility was amended again and included, among other things, the following changes to specified financial tests, specified financial ratios, and restrictions of the Company to undertake certain actions: (i) certain financial covenants were revised for all periods ending on or after June 30 2001; (ii) spending for acquisitions other than the Acquisition is limited to $25.0 million; and (iii) maximum capital expenditures for fiscal years 2001 and beyond were revised. The amendment to the Credit Facility in conjunction with the Acquisition also added a new tranche of secured term loans ("Term Loan C") in the aggregate principal amount of $51.4 million. (See ITEM 1. Recent Developments). The Company is in compliance with the provisions of the Credit Facility as of December 31, 2001. We believe that cash generated from operations, together with the funds available under the amended Credit Facility, which includes a $20.0 million revolving loan commitment, will be sufficient to meet our liquidity needs for the foreseeable future. As of December 31, 2001, we had the full $20.0 million of availability under the revolving loan portion of the Credit Facility.

Critical Accounting Policies

      Preparation of consolidated financial statements in conformity with accounting principles generally accepted in the U.S. requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the consolidated financial statements, and the reported amounts of revenues and expenses during the reporting period. Many of the estimates and assumptions require significant judgment. Future actual results could differ from those estimates and assumptions and could have a significant impact on our consolidated results of operations, financial position and cash flows.

     The following accounting policies, estimates and assumptions are particularly sensitive because of their significance on the preparation of the Company's consolidated financial statements:

          . Our allowance for potentially uncollectible receivables and pending deductions requires management to make significant judgments in estimating future amounts to be received. Our judgments are based upon historical experience and current market conditions. Changes in our estimates could be impacted as a result of events, such as a deterioration of the credit status of our customers, business restructuring actions, or material reductions in product and sales volumes.


          . In conjunction with the Acquisition, we established reserves for expected short-term and long-term liabilities, based in part on communications and documentation received from the seller. We assessed the information provided to determine and record the expected liabilities at the time of the purchase, and adjusted the estimates as of December 31, 2001.

          . We have recorded a charge against earnings in 2001 for restructuring actions and asset impairments based on our plan to close three production plants. The charge to earnings was based on estimates involving several assumptions, including, but not limited to: (1) when each plant will close; (2) equipment to be sold or transferred; (3) the timing of when the production lines reach their optimal efficiency; and (4) costs associated with plant closures.

          . Accounting for income taxes requires us to make judgments relating to the realizability of deferred tax assets, including the future utilization of tax loss carryforwards. Our judgments are based upon projections of future taxable income and our current strategies for the foreseeable future. For more details relating to our deferred tax assets and liabilities, tax loss carryforwards, and the potential need for tax loss carryforward valuation allowances, see note 13 to the accompanying consolidated financial statements.

          . Determination of our liabilities for pension and post-retirement benefits includes significant assumptions and estimates relating to compensation and health care cost trends, discount rates and rate of return on plan assets. Our assumptions are based upon current market and health care trends. These assumptions are discussed in note 17 to the accompanying consolidated financial statements.

          . Our accrual for workers' compensation requires us to estimate amounts that will be incurred to satisfy existing employee related claims. We consider information and actuarial estimates of experts, as well as our past experience, to estimate costs to be paid in future years based on the most recent claims we are aware of. The estimates of these accruals can fluctuate based on several factors, including, but not limited to: (1) the life expectancy of the employee; (2) the ability of the employee to return to work; and (3) the number of cases outstanding.

     The footnotes to the accompanying consolidated financial statements provide additional information on accounting policies and assumptions used by us.


New Accounting Standards

     During May 2000, the Emerging Issues Task Force ("EITF") released Issue No. 00-14, "Accounting for Certain Sales Incentives", which provides guidance on accounting for certain promotional activities. During September 2000, the EITF released Issue No. 00-25, "Vendor Income Statement Characterization of Consideration from a Vendor to a Retailer", which provides guidance on accounting for certain consideration from a vendor to an entity that resells the vendor's products. The Company is required to implement the requirements of these pronouncements in the first fiscal quarter of 2002. These pronouncements will have a significant impact on the manner in which certain expenses are recorded in the Company's financial statements. Specifically, certain amounts currently reported as selling and marketing expense will be reported as a reduction to net sales. If these pronouncements had been implemented, there would have been a decrease in selling and marketing expenses of $63.8 million for the year ended December 31, 2001, and a corresponding decrease in net sales.

     In June 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 142, "Goodwill and Other Intangible Assets." Under SFAS No. 142, the Company will no longer amortize goodwill and intangible assets with indefinite lives, but instead will test those assets for impairment at least annually. Intangible assets with definite useful lives will be amortized over such lives to their estimated residual values. The Company is required to adopt SFAS No. 142 on January 1, 2002, and within six months of that date, to assess in accordance with the provisions of the Statement, whether there is an indication that any goodwill or other intangible assets with indefinite lives are impaired as of that date. As soon as possible after a determination that any goodwill or other intangible assets may be impaired, but not later than December 31, 2002, the Company must re-compute the amount of such goodwill or other intangible asset with an indefinite life in accordance with the provisions of SFAS No. 142. Any transitional impairment loss will be recognized as the cumulative effect of a change in accounting principle. Due to the extensive effort needed to accumulate the information required to comply with SFAS No. 142, it is not practicable to reasonably estimate the impact of adopting this Statement on the Company's financial statements at this time.

     In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." This Statement addresses financial accounting and reporting for the impairment or disposal of long-lived assets. The Statement supersedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of", and the accounting and reporting provisions of Accounting Principles Board Opinion No. 30, "Reporting the Results of Operations - Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions", for the disposal of a segment of a business (as previously defined in that Opinion). The provisions of this Statement are effective on January 1, 2002. This Statement is not expected to materially impact the Company's consolidated financial statements.

Inflation

    We believe inflation has not had a significant impact on our results of operations for the periods presented and do not anticipate inflation having a significant impact on the future results of operations.

Market Trends

     We believe that total pasta consumption in the U.S. and Canada has increased over the past decade. Our market research shows that, during 2001, the retail market of the dry pasta segment, as measured by IRI, increased by 1.1% in the U.S. on a dollar basis, but declined by 1.5% in the U.S. on a pound basis. In 2001, in Canada, the retail dry pasta segment, as measured by IRI, increased by 2.9% on a dollar basis, and increased by 0.1% on a pound basis.

ITEM 7A.    Quantitative and Qualitative Disclosures about Market Risk

    We are subject to market risk associated with some commodity prices and changes in interest rates. To manage the risk of fluctuations in interest rates, our borrowings are a mix of fixed and floating rate obligations. This includes the $160.0 million of Notes that bear interest at a 9.25% fixed rate and are due 2009, and a Term Loan (current principal balance of $125.0 million) that bears interest at a floating rate. On December 31, 2001 the effective interest rate on the Term Loan was 5.94%. In May 1999, we entered into an interest rate swap agreement that converts $50.0 million of this floating interest rate debt to a fixed rate. The interest rate on the portion of the debt covered by the swap is approximately 8.9%. The swap agreement expires June 2, 2002. The carrying amount of our debt obligations is higher than the fair value of similar debt instruments of comparable maturity. At December 31, 2001, the fair market value of the 9.25% Notes approximates 98% of the current carrying amount, and the fair market value of the Term Loan B approximates 91% of the current carrying amount. The Term Loan C fair value approximates its current carrying amount. A one percent change on the variable effective rate on Term Loan B has an annualized impact of $1.0 million for 2002.

    Since the majority of our commodity purchasing is done by Miller Milling Company pursuant to a Procurement Agreement entered into in January 1999, we do not currently have, and do not expect to enter into, any derivative instruments to manage commodity price risks.

ITEM 8. Financial Statements and Supplementary Data

     Financial information required by this item appears in the pages marked F1 through F27 at the end of this report and is incorporated herein by reference as if fully set forth herein.

ITEM 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

     None.


                                    PART III

ITEM 10. Directors and Executive Officers of the Registrant

     Set forth below is information concerning our directors, executive officers and key employees as of March 26, 2002. Our board of directors manages the business and affairs of our Company and currently has eight members. See "ITEM
13. Certain Relationships and Related Transactions - Stockholders' Agreement" and "ITEM 11. Executive Compensation - Employment Agreements" for a discussion of certain agreements relating to the election of certain of our directors and executive officers.

              Name                            Age                     Position
              ----                            ---                     --------
       John E. Denton ......................  58       Chairman, Chief Executive Officer and Director
       C. Mickey Skinner ...................  68       Chairman Emeritus and Director
       Angelo Fraggos ......................  49       Vice President, Sales and Business Development
       Burton R. Freeman ...................  53       Vice President, Manufacturing
       Cary A. Metz ........................  47       Vice President, General Counsel and Corporate Secretary
       Wayne Robison .......................  42       Vice President, Finance, Chief Financial Officer and Treasurer
       Stephen H. Vesce ....................  48       Vice President, Marketing
       Glenn A. Zearfoss ...................  47       Vice President, Logistics
       Paul S. Levy ........................  54       Director
       Jeffrey C. Lightcap .................  43       Director
       Brett N. Milgrim ....................  33       Director
       John C. Miller ......................  51       Director
       Michael L. Snow .....................  51       Director
       David Y. Ying .......................  47       Director

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

     Mr. Skinner is Chairman Emeritus and a Director of New World Pasta. He has been a Director of New World Pasta since January 1999. He was Chairman and Chief Executive Officer of New World Pasta from January 28, 1999 until February 28, 2000, when he became Chairman Emeritus. Mr. Skinner was President of HPG from 1984 to 1996 and Vice Chairman during 1997. He currently serves on the board of directors of Streck Laboratories, Coleman Natural Products, Inc. and Miller Milling Company (which is responsible for procuring a significant amount of the Company's durum/semolina requirements).

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

     Mr. Metz is Vice President, General Counsel and Corporate Secretary of New World Pasta. From May 2001 until joining New World Pasta in September 2001, Mr. Metz was Vice President, Legal, of Pinnacle Foods Corporation, a packaged goods food company which acquired the North American businesses of Vlasic Foods International Inc. effective May 22, 2001. He also held the following positions with Vlasic Foods International Inc.: Vice President and General Counsel, Corporate Secretary from March 2001 to May 2001; Vice President - Law, Assistant Corporate Secretary from 1999 to 2001 and Assistant General Counsel from 1998 to 1999. From 1996 to 1998, Mr. Metz was Senior Corporate Counsel at Campbell Soup Company, a worldwide marketer and manufacturer of soups, sauces, confectionery, biscuits, crackers, cookies and frozen foods.

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

     Mr. Vesce is Vice President, Marketing of New World Pasta. He has held this position since September 2000. From 1996 until June 2000, Mr. Vesce was Group Marketing Director of M&M Mars, Inc., the largest operating division of Mars, Inc. He also held the position of Marketing Director at M&M Mars, Inc. from 1992 to 1995.

     Mr. Zearfoss is Vice President, Logistics of New World Pasta. He has held this position since January 1999. He was Manager of Application Consulting at HFC from 1997 to 1999, and was Vice President of Technical Services and Quality Assurance at HPG from 1991 to 1997.

     Mr. Levy is a Director of New World Pasta and is a Senior Managing Director of Joseph Littlejohn & Levy, Inc. since its formation in May 1988. He has been a Director of New World Pasta since January 1999. Mr. Levy serves on the Board of Directors of Hayes Lemmerz International Inc., Builders FirstSource, Inc., Iasis Healthcare Corporation, Motor Coach Industries International, Inc., Fairfield Manufacturing Company, Inc. and AdvancePCS.

     Mr. Lightcap is a Director of New World Pasta and is a Senior Managing Director of Joseph Littlejohn & Levy, Inc., which he joined in 1997. He has been a Director of New World Pasta since January 1999. From 1993 to 1997, Mr. Lightcap was employed by Merrill Lynch & Co., Inc., an investment banking firm, first as a Director and then, commencing in 1994, as a Managing Director. Mr. Lightcap serves on the board of directors of Hayes Lemmerz International Inc., Iasis Healthcare Corporation, and Motor Coach Industries International, Inc.

     Mr. Milgrim is a Director of New World Pasta and is a Vice President of Joseph Littlejohn & Levy, Inc., which he joined in 1997. He has been a Director of New World Pasta since January 1999. From 1996 to 1997, he was an Associate in the investment banking group of Donaldson, Lufkin & Jenrette, Inc. Mr. Milgrim serves on the board of directors of Builders FirstSource, Inc.

     Mr. Miller is a Director of New World Pasta. He has been a Director of New World Pasta since January 1999. Mr. Miller was President of New World Pasta from January 1999 until February 28, 2000. He also serves, and during the last five years has served, as Chairman, President and Chief Executive Officer and Director of Miller Milling Company. Mr. Miller is also a founder, Director and President of Tablex Miller S. de R.L. de C.V., a Mexican durum milling company. He currently serves on the Board of Directors of the Minneapolis Grain Exchange, where he is Chairperson, and serves on the board of directors of the North American Millers' Association, an industry trade organization.

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

     Mr. Ying is a Director of New World Pasta and a Senior Managing Director of Joseph Littlejohn & Levy, Inc., which he joined in 1997. He has been a Director of New World Pasta since January 1999. He was previously a Managing Director at Donaldson, Lufkin & Jenrette, Inc., which he joined in January 1993, and the head of its restructuring department. Mr. Ying serves on the Board of Directors of Hayes Lemmerz International Inc., Iasis Healthcare Corporation and Builders FirstSource, Inc.

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

ITEM 11.  Executive Compensation

     The following table sets forth certain compensation information for our chief executive officer and the four other executive officers who, based on salary and bonus compensation, were the most highly compensated officers for the year ended December 31, 2001.

                           SUMMARY COMPENSATION TABLE

  ----------------------------------------------------------------------------------------------------------------------------------
                                                                                        Long-Term Compensation
                                                                                        ----------------------
                                                    Annual Compensation                         Awards
                                                    -------------------                         ------
                                                                                                                            All
                                                                     Other Annual     Restricted      Securities           Other
      Name and                                                         Compen-          Stock         Underlying          Compen-
  Principal Position            Year      Salary ($)    Bonus ($)     sation ($)       Award($)     Options/SARs(#)    sation $/(1)/
  ------------------            ----      ----------    ---------     ----------       --------     ---------------    -------------
  ----------------------------------------------------------------------------------------------------------------------------------
  John E. Denton,               2001       415,000       420,000      146,647/(2)/         --          3,100,000            61,305
  Chief Executive Officer       2000       989,181/(3)/  400,000       61,753/(4)/     434,140/(5)/      305,667
  ----------------------------------------------------------------------------------------------------------------------------------
  Wayne Robison,                2001       207,500       105,000       16,497/(6)/         --            685,179            13,163
  V.P. Finance, Chief           2000       130,769       100,000      150,284/(7)/         --             70,934
  Financial Officer and
  Treasurer
  ----------------------------------------------------------------------------------------------------------------------------------
  Angelo Fraggos,               2001       182,875        92,750       81,717/(8)/         --            685,179            23,813
  V.P. Sales and Business       2000       121,154        87,500        8,250/(9)/         --             70,934
  Development
  ----------------------------------------------------------------------------------------------------------------------------------
  Stephen H. Vesce,             2001       180,250        91,000       68,191/(10)/        --            685,179            13,111
  V.P. Marketing                2000        51,287          --         10,668/(11)/        --             70,934
  ----------------------------------------------------------------------------------------------------------------------------------
  Burton  R. Freeman, V.P.      2001       148,003        74,893        4,000/(12)/        --            685,179            11,395
  Manufacturing                 2000       141,615        42,796           --              --                 --
                                1999       138,951          --             --              --             70,934
  ----------------------------------------------------------------------------------------------------------------------------------

(1) The amounts shown for 2001 include the following amounts paid on behalf of the following individuals for Company contributions to the Company's defined contribution plans and insurance premiums, respectively: Mr.
     Denton: $12,750 and $826; Mr. Robison $12,750 and $413; Mr. Fraggos:
     $12,750 and $361, and a $10,702 payment for unused vacation in 2001; Mr.
     Vesce: $12,750 and $361; and Mr. Freeman: $11,100 and $295. The amount for Mr. Denton also includes $47,729 of compensation as a result of the Company's removal in 2001 of forfeiture restrictions on common and preferred stock held by Mr. Denton.

(2) Includes car and country club fees allowance of $20,000, and relocation expenses of $123,922.

(3) Represents $338,461 in salary and $650,720 in grants of common and preferred shares.

(4) Represents car and country club fees allowance of $20,000 and relocation expenses of $41,753.

(5) As of December 31, 2000, Mr. Denton held 11,714 shares of common stock and 317 shares of preferred stock which were subject to forfeiture restrictions. Effective February 4, 2001, all forfeiture restrictions on these shares were removed. On July 31, 2001, as a result of the Company's reclassification of its capital stock, each of the preferred shares held by Mr. Denton was reclassified into 381.2829 shares of common stock.

(6)  Includes car allowance of $12,000 and relocation expenses of $2,997.

(7)  Represents car allowance of $7,750 and relocation expenses of $142,534.

(8)  Represents car allowance of $12,000 and relocation expenses of $69,217.

(9)  Represents car allowance of $8,250.

(10) Represents car allowance of $12,000 and reimbursement of relocation expenses $56,191.


(11) Represents car allowance of $3,500 and reimbursement of relocation expenses of $7,168.

(12) Represents car allowance of $4,000.

The 1999 Stock Option Plan, As Amended and Restated

     The 1999 Stock Option Plan provides for the grant of equity-based compensation to our key employees, directors and consultants. Participants in the 1999 Stock Option Plan can receive incentive stock options and nonqualified stock options, in either case, to acquire shares of our common stock.

     In December 2001, the 1999 Stock Option Plan was amended and restated and the maximum number of shares of stock reserved for the grant or settlement of awards under the plan was increased to 12,369,514, of which 1,057,232 shares were reserved for the grant or settlement of awards under the plan prior to December 2001.

     The 1999 Stock Option Plan is intended to assist us in attracting and retaining employees and other key individuals of outstanding ability. Options under the plan were granted to give key employees, directors and consultants a financial stake in our future performance. The Compensation Committee administers the 1999 Stock Option Plan.

     The following table sets forth certain information relating to the option grants under our 1999 Stock Option Plan, as Amended and Restated, for the year ended December 31, 2001.

                            OPTION/SAR GRANTS IN 2001

------------------------------------------------------------------------------------------------------------------------------
                                 Individual Grants
                                 -----------------
                          Number Of            Percent Of Total
                         Securities             Options/SARs
                         Underlying               Granted To
                        Options/SARs            Employees In       Exercise or Base     Expiration      Grant Date Present
         Name          Granted (#)/(1)/        Fiscal Year/(2)/     Price ($/Sh)          Date            Value $/(3)/
------------------------------------------------------------------------------------------------------------------------------
John E. Denton          3,100,000/(4)/               29%                 2.16            12/13/11            $262,137
------------------------------------------------------------------------------------------------------------------------------
Wayne Robison             685,179/(4)/                6                  2.16            12/13/11              57,939
------------------------------------------------------------------------------------------------------------------------------
Angelo Fraggos            685,179/(4)/                6                  2.16            12/13/11              57,939
------------------------------------------------------------------------------------------------------------------------------
Stephen H. Vesce          685,179/(4)/                6                  2.16            12/13/11              57,939
------------------------------------------------------------------------------------------------------------------------------
Burton R. Freeman         685,179/(5)/                6                  2.16            12/13/11              57,939
------------------------------------------------------------------------------------------------------------------------------

(1) We did not grant any free-standing SARs or options with tandem SARs in 2001.

(2) Percentage indicated is calculated based on the number of options granted in 2001.

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

(4) Twenty-five percent (25%) of options vest on July 31, 2002, 25% vest on July 31, 2003, 25% vest on July 31, 2004 and 25% vest on January 28, 2005.

(5) Thirty-three percent (33%) of options vest on July 31, 2002, 33% vest on July 31, 2003 and 34% vest on January 28, 2004.

No options were exercised during 2001. The Company does not have a long-term incentive plan.

Aggregated Option Exercises in Last Fiscal Year and Fiscal Year-End Option
Values

---------------------------------------------------------------------------------------------------------------------------------
                                                               Number of Securities
                                                              Underlying Unexercised                Value of Unexercised
                             Shares                         Options at Fiscal Year-End              In-the-Money Options
                           Acquired on       Value                      (#)                        at Fiscal Year-End ($)
   Name                     Exercise        Realized       Exercisable        Unexercisable     Exercisable      Unexercisable
---------------------------------------------------------------------------------------------------------------------------------
John E. Denton                 --              --            61,134            3,344,533            --                 --
---------------------------------------------------------------------------------------------------------------------------------
Wayne Robison                  --              --            14,187              741,926            --                 --
---------------------------------------------------------------------------------------------------------------------------------
Angelo Fraggos                 --              --            14,187              741,926            --                 --
---------------------------------------------------------------------------------------------------------------------------------
Stephen H. Vesce               --              --            14,187              741,926            --                 --
---------------------------------------------------------------------------------------------------------------------------------
Burton R. Freeman              --              --            28,374              727,739            --                 --
---------------------------------------------------------------------------------------------------------------------------------

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

     Mr. Denton's agreement provides for a base salary of $400,000 to be paid during the term--which may be increased annually based on performance and merit--and a maximum annual bonus equal to 100% of his base salary. In addition, Mr. Denton's agreement provides for a grant of options to purchase an aggregate of three and one-half percent of the shares of our common stock outstanding on the grant date at an exercise price equal to $10 per share and options equal to one and three quarters percent of the common stock outstanding on the grant date at an exercise price of $73.50 per share. Mr. Denton also was issued 29,286 shares of common stock and 792 shares of preferred stock of the Company. 11,714 of these shares of common stock and 317 of these shares of preferred stock were subject to forfeiture restrictions. The forfeiture restrictions were to lapse on one-fourth of these shares on each anniversary of the date of his employment agreement or upon a change of control. In 2001, the Company removed the remaining forfeiture restrictions on common stock and preferred stock. Pursuant to Mr. Denton's agreement, he is also entitled to receive the health, welfare and pension benefits generally available to senior executives and up to an aggregate of $20,000 annually for a country club membership and car allowance.

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

     During 2000, we also entered into employment agreements with Messrs. Fraggos, Robison and Vesce. Their agreements provide for their full-time employment in their respective positions as Vice President of Sales and Business Development, Vice President of Finance, Chief Financial Officer and Treasurer, and Vice President of Marketing, respectively. These agreements are for a term of two years with automatic one-year extensions unless either party notifies the other of its desire to terminate the agreement 90 days prior to its scheduled termination date. Each of these agreements provides the individual with a base salary, a maximum bonus opportunity of 50% of his base salary, stock option grants and certain welfare and pension benefits. The agreements provide for annual discretionary increases in base salary. In the agreements, base salaries are as follows: Mr. Fraggos - $175,000, Mr. Robison - $200,000 and Mr. Vesce - $175,000. Each individual agreement provides for the grant of 46,111 stock options with an exercise price of $10 per share and 24,823 options with an exercise price of $73.50 per share. In the event of the individual's termination without cause, each agreement provides for a severance payment of six months of base salary. Messrs. Robison, Fraggos and Vesce's agreement also provides for a car allowance and the reimbursement of certain costs incurred in their relocation.

Compensation Committee Interlocks and Insider Participation

     New World Pasta's Compensation Committee currently consists of Messrs. Snow, Ying and Milgrim. Mr. Snow is a principal in Miller Milling Company and was an executive officer of the Company until February 28, 2000. Under three separate agreements, Miller Milling Company provided, and continues to provide, certain raw materials and procurement services to New World Pasta and its subsidiaries. In 2001, New World Pasta paid Miller Milling Company in excess of $38 million for these raw materials and services, and New World Pasta expects to pay Miller Milling Company in excess of $38 million for these raw materials and services in fiscal year 2002. For further information regarding these agreements, see "ITEM 13. Certain Relationships and Related Transactions --Procurement Agreement," "Fresno Mill Agreement" and "Winchester Mill Agreement."

Compensation of Directors

     Directors do not receive any compensation for their services as directors. They are, however, reimbursed for travel expenses and other out-of-pocket costs incurred in connection with attendance at board of directors and committee meetings.

ITEM 12.  Security Ownership of Certain Beneficial Owners and Management

     The following table sets forth information regarding ownership of shares of our common stock as of February 1, 2002, by each person known to be the owner of 5% or more of our common stock, by each person who is a director or executive officer and by all directors and executive officers as a group. Unless otherwise indicated, the address of each person listed below is 85 Shannon Road, Harrisburg, Pennsylvania 17112. When reviewing the following table, you should be aware that:

     . The amounts and percentages of common stock beneficially owned are reported on the basis of regulations of the SEC governing the determination of beneficial ownership of securities. Under the rules of the SEC, a person is deemed to be a "beneficial owner" of a security if that person has or shares "voting power, " which includes the power to vote or to direct the voting of such security, or "investment power," which includes the power to dispose of or to direct the disposition of such security. A person is also deemed to be a beneficial owner of any securities of which that person has a right to acquire beneficial ownership within 60 days. Under these rules, more than one person may be deemed a beneficial owner of the same securities and a person may be deemed to be a beneficial owner of securities as to which that person has no economic interest.

     . Miller Pasta LLC is controlled by a Board of Governors which includes Messrs. Skinner, Miller and Snow. Through their interests in Miller Pasta LLC, Messrs. Skinner, Miller and Snow are deemed to beneficially own all of the shares of common stock owned or held by Miller Pasta LLC.

     . Messrs. Levy, Lightcap and Ying are members of JLL Associates III, LLC, the general partner of Joseph Littlejohn & Levy Fund III, L.P., which owns membership interests in New World Pasta LLC. As a result, each may be deemed to beneficially own all of the shares of common stock and warrants owned by New World Pasta LLC.

                                                            Common Stock
                                                            ------------
                                                     Number           Percentage
                                                    of Shares          of Class
                                                    ---------          --------
          New World Pasta LLC                      92,538,774(1)           94%
              450 Lexington Avenue
              New York, NY 10017
          Miller Pasta LLC                          5,431,117              11%
              880 Grain Exchange Building
              Minneapolis, MN 55415
          Hershey Foods Corporation                   300,000               1%
              100 Crystal A Drive
              Hershey, PA  17033
          C. Mickey Skinner                         5,450,005(3)           11%
          John C. Miller                            6,953,981(2)(3)        14%
          Michael L. Snow                           6,913,792(2)(3)        14%
          John E. Denton                              391,348(3)            1%
          Angelo Fraggos                               28,374(3)            *
          Burton R. Freeman                            42,561(3)            *
          Wayne Robison                                28,374(3)            *
          Stephen H. Vesce                             28,374(3)            *
          Paul S. Levy                             92,538,774(1)           94%
          Jeffrey C. Lightcap                      92,538,774(1)           94%
          Brett N. Milgrim                                 --              --
          David Y. Ying                            92,538,774(1)           94%
          All directors and executive
              officers as a group (15 persons)    100,168,097             100%

     *    Less than 1%.

     (1) Includes Warrants to Purchase 50,000,000 shares of common stock of New World Pasta Company

     (2) Includes Warrants to Purchase 1,402,000 shares of common stock of New World Pasta Company held by Miller Pasta II, LLC. Messrs. Miller and Snow serve on the Board of Governors of Miller Pasta II, LLC.

     (3) The following number of stock options, exercisable as of February 1, 2002, are included in the total number of shares of common stock listed: J. Denton - 122,268; B. Freeman - 42,561; W. Robison - 28,374;
          A. Fraggos - 28,374; S. Vesce - 28,374; C. M. Skinner - 18,888; J.
          Miller - 120,864; M. Snow - 80,675. Mr. Denton's shares specified also include 269,080 shares of common stock.

ITEM 13.  Certain Relationships and Related Transactions

     New World Pasta LLC, which beneficially owns 94% of our common stock, is controlled by Joseph Littlejohn & Levy Fund III, L.P. Miller Pasta LLC, which beneficially owns 11% of our common stock, is controlled by a group of investors, including C. Mickey Skinner, John Miller, Michael Snow and Miller Milling Company. Messrs. Skinner, Miller and Snow are directors of our Company, and Messrs. Miller and Snow are principals of Miller Milling Company. Some of these entities and individuals are parties to material agreements with us, as described below.

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

     On July 30, 2001, the Stockholders' Agreement was amended to add JLL Pasta, LLC, a Delaware limited liability company, Joseph Littlejohn & Levy Fund III, L.P., a Delaware limited partnership, and Miller Pasta II, LLC, a Delaware limited liability company, as signatories and parties to the Stockholders' Agreement subject to its terms.

Procurement Agreement

     We are a party to a Procurement Agreement, dated January 28, 1999, (the "Procurement Agreement") with Miller Milling Company, pursuant to which Miller Milling Company has agreed to procure all of our requirements for durum wheat and semolina flour, and other specified products, and services, for all of our U.S. plants other than St. Louis, MO, and other than those contract goods and contract services supplied under the Fresno Mill Agreement and the Winchester Mill Agreement (as described below) through December 2009. Miller Milling Company has agreed to use reasonable commercial efforts to procure the contract goods and contract services under the Procurement Agreement on terms that we believe are commercially favorable. In return for its services under the Procurement Agreement, Miller Milling Company is entitled to a minimum fee per year, subject to adjustment. The Procurement Agreement may be terminated by either party if the other defaults and the default is not cured within a specified period of its receiving written notice thereof. We have the right under the Procurement Agreement to inspect Miller Milling Company's purchase and manufacturing records. In addition, the Procurement Agreement contains customary indemnification provisions for both parties.

Fresno Mill Agreement

     Pursuant to an Amended and Restated Mill Agreement, dated March 10, 2000 (the "Fresno Agreement"), we have agreed to purchase from Miller Milling Company a substantial portion of the semolina flour needs of our Fresno, CA plant through December 2009. Miller Milling Company mills this semolina flour at their Fresno, CA mill at a price which we believe is commercially favorable. The Fresno Agreement may be terminated by either party if the other party defaults and the default is not cured within a specified period. In addition, we have the right to inspect Miller Milling Company's Fresno mill and their books and records upon request. See Note 15 of the Notes to Consolidated Financial Statements for information regarding this agreement.

Winchester Mill Agreement

     Pursuant to an Amended and Restated Mill Agreement, dated March 10, 2000 (the "Winchester Agreement"), we have agreed to purchase from Miller Milling Company substantially all of the semolina flour needs of our Winchester, VA plant through December 2009. Under some circumstances, we also agreed to purchase from Miller Milling Company a significant portion of our semolina flour requirements for our Lebanon, PA plant. Miller Milling Company mills this semolina flour at their Winchester, VA mill at a price that we believe is commercially favorable. We may inspect Miller Milling Company's Winchester mill and their books and records upon request. The Winchester Agreement may be terminated by either party if the other party defaults and the default is not cured within a specified period. See Note 15 of the Notes to Consolidated Financial Statements for information regarding this agreement.

     We paid in excess of $38 million to Miller Milling Company in 2001 pursuant to the Procurement Agreement, the Fresno Agreement and the Winchester Agreement, and we expect to pay in excess of $38 million in 2002 pursuant to these contracts.

Tax Sharing Agreement

     Our Company and our former subsidiaries were included in New World Pasta LLC's consolidated group for U.S. federal income tax purposes as well as in some consolidated, combined or unitary groups which include New World Pasta LLC for state income tax purposes through April 30, 2001. Effective May 1, 2001, New World Pasta LLC made a "check-the-box" election to be treated as a partnership. Therefore, on that date, the Company and New World Pasta LLC had a deconsolidation for income tax purposes. The Company, due to the Acquisition described in "Recent Developments" above, is the parent of a new consolidated group. Both the former and the current consolidated groups are parties to a Tax Sharing Agreement. Pursuant to the Tax Sharing Agreement, pro forma tax is determined on a separate company basis to determine the amount of tax sharing payments, if any, to be made to the parent company. The Tax Sharing Agreement does not alter the general responsibility for any individual group member's taxes with respect to tax returns that include only that member. Due to the
Section 338(h)(10) election as described in Note 1 of the consolidated financial statements, the consolidated group has a loss for federal and state income tax purposes in 2001, net operating loss carryforwards, and anticipates a tax loss in 2002. Accordingly, we do not expect to have any significant tax payments in fiscal 2001 or 2002.

     New World Pasta LLC, prior to April 30, 2001, and the Company subsequent thereto, are responsible for filing any tax return with respect to the consolidated group or any combined group. Pursuant to the Tax Sharing Agreement, the Company is responsible for preparing these tax returns. The Tax Sharing Agreement does not alter the general responsibility for preparing and filing any tax returns that include only the Company or an individual member.

     The applicable parent company is primarily responsible for controlling and contesting any audit or other tax proceeding with respect to the consolidated group or any combined group. Pursuant to the Tax Sharing Agreement, the Company will conduct the contest of any audit or tax proceeding that relates to any tax return which it is responsible for preparing. However, the entering into of any settlement or agreement, or any decision in connection with any judicial or administrative tax proceeding, will be subject to the consent of New World Pasta LLC for matters through April 30, 2001.

     Each member of a consolidated group for U.S. federal income tax purposes is jointly and severally liable for the federal income tax liability of each other member of the consolidated group. Accordingly, although the Tax Sharing Agreement allocates tax liabilities between the parent and its group members, for any period in which there is a consolidated group, the Company could be liable in the event that any federal tax liability was incurred, but not discharged, by any other member of the consolidated group.

                                     PART IV

ITEM 14.   Financial Statements, Schedules, Exhibits and Report on Form 8-K

                                                                                                                  Page No.
                                                                                                                  --------
(a)      Documents filed as part of this Form 10-K.

1.       Financial Statements:

             -   Independent Auditors' Report ..................................................................       F1
             -   Consolidated Balance Sheets as of December 31, 2001 and 2000 ..................................       F2
             -   Consolidated Statements of Operations for the Years Ended December 31, 2001, 2000 and 1999 ....       F3
             -   Consolidated Statements of Stockholders' Equity (Deficit) and Comprehensive Losses
                      for the Years Ended December 31, 2001, 2000 and 1999 .....................................       F4
             -   Consolidated Statements of Cash Flows for the Years Ended December 31, 2001, 2000 and 1999 ....       F5
             -   Notes to Consolidated Financial Statements ....................................................       F7

2.     Financial Statement Schedules:
       Schedules have been omitted because the information required to be set forth therein is not applicable or is shown in the financial statements or notes thereto.

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

       2.3 Stock and Asset Purchase Agreement, dated as of July 6, 2001, among Borden Foods Corporation, BFC Investments, L.P., BF Foods International Corporation, Borden Foods International Corporation, Borden, Inc. and JLL Pasta, LLC, filed as Exhibit 2.1 to the Company's Form 8-K filed August 3, 2001 and incorporated herein by reference.

       2.4 Amendment No. 1, dated as of July 30, 2001 to the Stock and Asset Purchase Agreement dated as of July 6, 2001 among Borden Foods Corporation, BFC Investments, L.P., BF Foods International Corporation, Borden Foods International Corporation, Borden, Inc. and JLL Pasta, LLC, filed as Exhibit 2.2 of the Company's Form 8-K filed August 3, 2001, filed as Exhibit 10.32 to the Company's Form 10-Q filed November 14, 2001, and incorporated herein by reference.

       2.5 Assignment and Assumption Agreement dated as of July 30, 2001 between JLL Pasta, LLC and New World Pasta Company, filed as
              Exhibit 2.3 to the Company's Form 8-K filed August 3, 2001 and incorporated herein by reference.

       3.1 Amended and Restated Certificate of Incorporation (Composite) of New World Pasta Company, as filed with the Secretary of State of the State of Delaware, effective July 31, 2001, filed as an exhibit hereto.

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

       4.2 Senior Subordinated Guarantee, dated February 19, 1999, by Pasta Group, LLC in favor of (i) the holders of New World Pasta Company's outstanding 9.25% Senior Subordinated Notes due 2009 and 9.25% Senior Subordinated Exchange Notes due 2009 and (ii) the Bank of New York, as trustee under the indenture governing the above-referenced notes, filed as Exhibit 4.2 to the Registration Statement on Form S-4 (Reg. No. 333-76763) declared effective August 3, 1999.

       4.3 Senior Subordinated Guarantee, dated February 19, 1999, by Winchester Pasta, LLC in favor of (i) the holders of New World Pasta Company's outstanding 9.25% Senior Subordinated Notes due 2009 and 9.25% Senior Subordinated Exchange Notes due 2009 and
              (ii) the Bank of New York, as trustee under the indenture governing the above-referenced notes, filed as Exhibit 4.3 to the Registration Statement on Form S-4 (Reg. No. 333-76763) declared effective August 3, 1999.

       4.4 Registration Rights Agreement, dated as of February 19, 1999, by and among New World Pasta Company, Winchester Pasta, LLC, Pasta Group, LLC, Morgan Stanley & Co. Incorporated and

              Scotia Capital Markets (USA), Inc., filed as Exhibit 4.4 to the Registration Statement on Form S-4 (Reg. No. 333-76763) declared effective August 3, 1999.

       4.5 Form of New World Pasta Company 9.25% Senior Subordinated Notes due 2009 (included in Exhibit 4.1), filed as Exhibit 4.5 to the Registration Statement on Form S-4 (Reg. No. 333-76763) declared effective August 3, 1999.

       4.6 Form of New World Pasta Company 9.25% Senior Subordinated Exchange Notes due 2009, filed as Exhibit 4.6 to the Registration Statement on Form S-4 (Reg. No. 333-76763) declared effective August 3, 1999.

       4.7 Warrants to Purchase Common Stock dated as of July 30, 2001, filed as Exhibit 4.1 to the Company's Form 8-K filed August 3, 2001 and the Company's Form 10-Q filed August 13, 2001 and incorporated herein by reference.

       4.8 Warrants to Purchase 1,402,000 Shares of Common Stock dated as of August 13, 2001, filed as Exhibit 4.8 to the Company's Form 10-Q filed November 14, 2001 and incorporated herein by reference.

       4.9 Warrants to Purchase 50,000,000 Shares of Common Stock, dated as of August 13, 2001, filed as Exhibit 4.9 to the Company's Form 10-Q filed November 14, 2001 and incorporated herein by reference.

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

       10.13 Agreement dated February 2, 2000 between New World Pasta Company and C. Mickey Skinner, filed as Exhibit 10.21 to the Company's Form 10-K filed on March 29, 2000.

       10.14 Employment Agreement dated as of February 4, 2000 between John Denton and New World Pasta Company, filed as Exhibit 10.22 to the Company's Form 10-K filed on March 29, 2000.

       10.15 New World Pasta Company 1999 Stock Option Plan, as amended and restated effective December 13, 2001, filed as an exhibit hereto.

       10.16 Amended and Restated Mill Agreement among Miller Milling Company, Winchester Pasta, LLC and Pasta Group LLC dated March 10, 2000, filed as Exhibit 10.24 to the Company's Form 10-Q filed on May 17, 2000.

       10.17 Amended and Restated Mill Agreement between New World Pasta Company and Miller Milling Company dated March 10, 2000, filed as
              Exhibit 10.25 to the Company's Form 10-Q filed on May 17, 2000.

       10.18 Amendment No. 1 dated as of January 28, 1999 to the Credit Agreement, among New World Pasta Company, the various institutions party thereto (the "Lenders"), certain financial institutions as the Co-Agents for the Lenders, Morgan Stanley Senior Funding, Inc., as Syndication Agent, and The Bank of Nova Scotia, as Lead Arranger and as Administrative Agent for the Lenders, filed as
              Exhibit 10.30 to the Company's Form 10-Q filed on August 14, 2000.

       10.19 Amendment No. 2 dated as of July 30, 2001 to the Credit Agreement, among New World Pasta Company, the various institutions party thereto (the "Lenders"), certain financial institutions as the Co-Agents for the Lenders, Morgan Stanley Senior Funding, Inc., as Syndication Agent, and The Bank of Nova Scotia, as Lead Arranger and as Administrative Agent for the Lenders, filed as Exhibit
              10.30 to the Company's Form 8-K filed on August 3, 2001 and incorporated herein by reference.

       10.20 Assignment and Assumption Agreement dated as of July 30, 2001 between JLL Pasta, LLC and New World Pasta Company, filed as
              Exhibit 10.33 to the Company's Form 10-Q filed November 14, 2001 and incorporated herein by reference.

       10.21 Employment Agreement dated April 24, 2000 between New World Pasta and Angelo Fraggos, filed as Exhibit 10.27 to the Company's Form 10-Q filed on August 14, 2000.

       10.22 Employment Agreement dated May 8, 2000 between New World Pasta and Wayne Robison, filed as Exhibit 10.28 to the Company's Form 10-Q filed on August 14, 2000.

       10.23 Employment Agreement dated September 14, 2000 between New World Pasta and Stephen H. Vesce, filed as Exhibit 10.29 to the Company's Form 10-Q filed on November 14, 2000.

       10.24 Employment Agreement dated November 7, 2001 between New World Pasta and Cary A. Metz , filed as Exhibit 10.34 to the Company's Form 10-Q filed on November 14, 2000 and incorporated herein by reference.

       12.1 Computation of Ratio of Earnings to Fixed Charges and Combined Fixed Charges, filed as an exhibit hereto.

       18 Letter from KPMG LLP, independent accountants, regarding preferability of change in accounting principle for certain raw material inventories, filed as an exhibit hereto.

(b)      Reports on Form 8-K.

         The Company filed a Form 8-K on August 3, 2001, announcing the acquisition of the dry pasta business of Borden Foods Corporation and certain of its affiliates.

         The Company filed a Form 8-K/A on October 19, 2001, which included financial statements and pro forma information for the Acquisition.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                  NEW WORLD PASTA COMPANY
                                  ----------------------------------------------
                                          (Registrant)

                           By:
                                  /s/ Wayne Robison

                                  ----------------------------------------------
                                  Wayne Robison, Vice President,
                                  Finance, Chief Financial Officer and Treasurer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed on March 26, 2002 by the following persons on behalf of the registrant and in the capacities indicated.

                                    Signature                                   Title
                                    ---------                                   -----
                                    /s/ John E. Denton                          Chairman of the Board and
                                    -----------------------------------         Chief Executive Officer and Director
                                    (John E. Denton)


                                    /s/ C. Mickey Skinner                       Chairman Emeritus and Director
                                    -----------------------------------
                                    (C. Mickey Skinner)


                                    /s/ Wayne Robison                           Vice President, Finance, Chief Financial
                                    --------------------------                  Officer and Treasurer
                                     (Wayne Robison)

                                    /s/ Timothy E. Flake                        Controller and Chief Accounting Officer
                                    -----------------------------------
                                    (Timothy E. Flake)


                                    /s/ Paul S. Levy                            Director
                                    -----------------------------------
                                    (Paul S. Levy)


                                    /s/ Jeffrey C. Lightcap                     Director
                                    -----------------------------------
                                    (Jeffrey C. Lightcap)


                                    /s/ Brett N. Milgrim                        Director
                                    -----------------------------------
                                    (Brett N. Milgrim)


                                    /s/ John C. Miller                          Director
                                    -----------------------------------
                                    (John C. Miller)


                                    /s/ Michael L. Snow                         Director
                                    -----------------------------------
                                    (Michael L. Snow)


                                    /s/ David Y. Ying                           Director
                                    -----------------------------------
                                    (David Y. Ying)

                          INDEPENDENT AUDITORS' REPORT

Board of Directors and Stockholders
New World Pasta Company:

We have audited the accompanying consolidated balance sheets of New World Pasta Company and subsidiaries as of December 31, 2001 and 2000, and the related consolidated statements of operations, stockholders' equity (deficit) and comprehensive losses and cash flows for each of the years in the three-year period ended December 31, 2001. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of New World Pasta Company and subsidiaries as of December 31, 2001 and 2000, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2001 in conformity with accounting principles generally accepted in the United States of America.

As discussed in note 2 to the consolidated financial statements, effective January 1, 2001, the Company adopted the provisions of Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities" and SFAS No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities", and, effective July 1, 2001, the Company adopted the provisions of SFAS No. 141, "Business Combinations," and certain provisions of SFAS No. 142, "Goodwill and Other Intangible Assets," as required for goodwill and intangible assets resulting from business combinations consummated after June 30, 2001. In addition, as discussed in note 5 to the consolidated financial statements, the Company changed its method of accounting for certain raw material inventories.

KPMG LLP

/s/ KPMG LLP

Harrisburg, Pennsylvania
March 21, 2002

                                       F1

                             NEW WORLD PASTA COMPANY
                           CONSOLIDATED BALANCE SHEETS
                        As of December 31, 2001 and 2000
                        (in thousands, except share data)

                                                                                             2001               2000
                                                                                       ---------------     -------------
           ASSETS
           Current assets:
              Cash and cash equivalents                                                   $      3,127             9,542
              Trade and other receivables, net                                                  66,669            18,182
              Inventories                                                                       42,514            16,387
              Prepaid expenses and other current assets                                          2,851             1,092
              Deferred income taxes                                                             12,671            12,223
                                                                                       ---------------     -------------
                    Total current assets                                                       127,832            57,426
                                                                                       ---------------     -------------
           Property, plant and equipment, net                                                  127,013            92,164
           Deferred income taxes                                                                87,259            93,381
           Intangible assets and other assets, net                                              76,747            63,788
           Deferred debt costs, net                                                              7,323             7,977
                                                                                       ---------------     -------------
                    Total assets                                                          $    426,174           314,736
                                                                                       ===============     =============
           LIABILITIES AND STOCKHOLDERS' DEFICIT
           Current liabilities:
                Current portion of long-term debt                                         $      1,285             1,300
                Accounts payable:
                    Trade                                                                       47,118             6,263
                    Related parties                                                              3,372             1,561
                Accrued interest expense                                                         5,469             6,018
                Accrued marketing expense                                                       10,642             8,923
                Other accrued expenses                                                          19,498             8,089
                                                                                       ---------------     -------------
                Total current liabilities                                                       87,384            32,154
                                                                                       ---------------     -------------
           Long-term debt, less current maturities                                             326,559           286,425
           Employee benefit liabilities                                                         10,987             6,539
           Other long-term liabilities                                                           6,022               712
                                                                                       ---------------     -------------
                     Total liabilities                                                         430,952           325,830
                                                                                       ---------------     -------------
           Mandatorily redeemable 12% cumulative preferred stock, $.01 par value; $1,000 liquidation preference value; 115,000 shares authorized; none and 114,160 shares issued and outstanding as of
                December 31, 2001 and 2000, respectively                                            --           140,466
           Mandatorily redeemable common stock, $.01 par value; $2.944 liquidation value; 269,080 and 11,714 shares issued and
                outstanding as of December 31, 2001 and 2000, respectively                         792               117
           Unearned compensation                                                                    --              (344)
                                                                                       ---------------     -------------
                                                                                                   792           140,239
                                                                                       ---------------     -------------
           Stockholders' deficit:
                Common stock, $.01 par value; 120,000,000 and 7,500,000 shares authorized as of December 31, 2001 and 2000, respectively;
                  48,269,891 and 5,000,000 shares issued and outstanding as of
                  December 31, 2001 and 2000, respectively                                         483                50
                Additional paid-in capital                                                     299,309           149,206
                Accumulated other comprehensive losses                                          (2,540)               --
                Accumulated deficit                                                           (302,822)         (300,589)
                                                                                       ---------------     -------------
                     Total stockholders' deficit                                                (5,570)         (151,333)
                                                                                       ---------------     -------------
            Total liabilities and stockholders' deficit                                    $   426,174           314,736
                                                                                       ===============     =============

See accompanying notes to consolidated financial statements.



                                       F2

                             NEW WORLD PASTA COMPANY
                      CONSOLIDATED STATEMENTS OF OPERATIONS
              For the years ended December 31, 2001, 2000 and 1999
                                 (in thousands)

                                                                 2001                   2000                   1999
                                                                 ----                   ----                   ----
       Net sales                                              $  399,748                300,029                354,019
       Cost of sales                                             231,244                165,550                188,645
                                                             -------------          --------------         --------------

       Gross profit                                              168,504                134,479                165,374
       Selling and marketing expenses                            114,169                 94,184                113,259
       General and administrative expenses                        15,570                 13,722                 13,671
       Recapitalization transaction expenses                          --                     --                  7,764
       Restructuring and integration costs                        20,126                    582                  2,700
       Gain on sale of closed facility                                --                   (251)                    --
                                                             -------------          --------------         --------------

       Income from operations                                     18,639                 26,242                 27,980
       Other income                                                8,136                     --                     --
       Interest expense, net                                     (29,148)               (28,903)               (26,325)
                                                             -------------          --------------         --------------

       Income (loss) before income taxes                          (2,373)                (2,661)                 1,655
       Income tax expense (benefit)                                 (140)                  (942)                 2,221
                                                             -------------          --------------         --------------

       Net loss                                               $   (2,233)                (1,719)                  (566)
                                                             =============          ==============         ==============


See accompanying notes to consolidated financial statements.

                                       F3

                             NEW WORLD PASTA COMPANY
         CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT) AND
                              COMPREHENSIVE LOSSES
              For the years ended December 31, 2001, 2000 and 1999
                        (in thousands, except share data)

                                                                             Accumulated      Retained
                                             Common Stock       Additional    Other Com-       Earnings                 Total Com-
                                                                  Paid-in     prehensive     (Accumulated               prehensive
                                           Shares     Amount      Capital       Losses         Deficit)       Total       Losses
                                           ------     ------      -------       ------         --------       -----       ------
Balance at January 1, 1999                   --       $ --          --            --             166,944      166,944

Adjustment for cumulative effect on
   prior years of applying retroactively
   the new method of accounting for
   certain raw material inventories          --         --          --            --                 639          639
                                         ----------- ---------- ------------ --------------  -------------- -----------
Balance at January 1, 1999, as adjusted      --         --          --            --             167,583      167,583

Advances and withdrawals with former
     parent prior to recapitalization,
      net                                    --         --          --            --              (5,887)      (5,887)

Recapitalization and repurchase of
     stockholders' common stock
     followed by cancellation of
     treasury stock, including related
     income tax effects                    4,467,869       45      170,196        --            (460,000)    (289,759)

Issuance of common stock                     532,131        5        5,316        --              --            5,321

Net loss                                     --          --         --            --                (566)        (566)       (566)
                                                                                                                        ============

Preferred stock dividend                     --          --        (12,611)       --              --          (12,611)
                                         ----------- ---------- ------------ --------------  -------------- -----------
Balance at December 31, 1999               5,000,000       50      162,901        --            (298,870)    (135,919)

Net loss                                     --          --         --            --              (1,719)      (1,719)     (1,719)
                                                                                                                        ============

Preferred stock dividend                     --          --        (13,695)       --              --          (13,695)
                                         ----------- ---------- ------------ --------------  -------------- -----------
Balance at December 31, 2000               5,000,000       50      149,206        --            (300,589)    (151,333)

Net loss                                     --         --          --            --              (2,233)      (2,233)     (2,233)
Other comprehensive losses:
      Foreign currency translation
         adjustment, net of tax of $189      --         --          --              (311)         --             (311)       (311)
      Minimum pension liability
         adjustment, net of tax of $1,031    --         --          --            (1,646)         --           (1,646)     (1,646)
      Net derivative losses, net of tax
         of $358                             --         --          --              (583)         --             (583)       (583)
                                                                                                                        ------------
      Comprehensive losses                                                                                                 (4,773)
                                                                                                                        ============
Reclassification  of preferred stock to
     common stock                         43,269,891      433      146,206        --              --          146,639

Issuance of warrants                         --         --          10,746        --              --           10,746

Preferred stock dividend                     --         --          (6,849)       --              --           (6,849)
                                         ----------- ---------- ------------ --------------  -------------- -----------
Balance at December 31, 2001              48,269,891  $   483      299,309        (2,540)       (302,822)      (5,570)
                                         =========== ========== ============ ==============  ============== ===========

See accompanying notes to consolidated financial statements.


                                      F4

                             NEW WORLD PASTA COMPANY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
              For the Years ended December 31, 2001, 2000 and 1999
                                 (in thousands)

                                                                                 2001                2000            1999
                                                                                 ----                ----            ----
Cash flows from operating activities:
      Net loss                                                               $   (2,233)            (1,719)           (566)
      Adjustments to reconcile net loss to net cash provided by operating activities:
          Depreciation and amortization                                          16,363             13,778          14,376
          Non-cash interest expense                                               2,221                 --              --
          Effect of non-cash charges for equipment writedowns                    12,699                 --              --
          Amortization of deferred debt costs                                     1,406              1,275           1,092
          Loss (gain) from disposal of property, plant and equipment                 --               (192)          1,867
          Compensation expense from issuance of stock                               344                741              --
          Deferred income taxes                                                  (1,013)              (942)          1,894
          Changes in assets and liabilities, net of effect of acquisition:
           Trade and other receivables                                          (34,745)            (1,517)            907
           Inventories                                                             (789)             2,766           4,159
           Prepaid expenses and other current assets                                403               (285)          3,070
           Other long-term assets                                                  (116)                --              --
           Accounts payable                                                      22,270             (1,975)            142
           Accrued interest expense                                                (549)              (536)          6,554
           Accrued marketing expense                                             (3,552)            (1,962)            (47)
           Other accrued expenses and other liabilities                          (4,870)            (2,780)          2,692
                                                                            ---------------    -------------   -------------
      Net cash provided by operating activities                                   7,839              6,652          36,140
                                                                            ---------------    -------------   -------------
Cash flows from investing activities:
      Purchase of business, net of cash acquired                                (49,883)                --              --
      Acquisition of property, plant and equipment                              (11,663)            (5,075)         (3,960)
      Proceeds from disposal of property, plant and equipment                        --              1,099              --
                                                                            ---------------    -------------   -------------
      Net cash used in investing activities                                     (61,546)            (3,976)         (3,960)
                                                                            ---------------    -------------   -------------
Cash flows from financing activities:
     Proceeds from issuance of debt                                              41,044                355         470,481
     Proceeds from issuance of preferred stock                                       --                 --          12,849
     Proceeds from issuance of common stock                                          --                 --           5,321
     Repayment of debt                                                           (3,147)            (5,625)       (177,486)
     Deferred debt costs                                                           (752)              (717)         (9,627)
     Issuance of warrants                                                        10,746                 --              --
     Advances and withdrawals with former parent prior to
         recapitalization, net                                                       --                 --          (5,887)
     Repurchase of preferred stock                                                   --               (293)             --
     Repurchase of common stock                                                      --                 --        (314,685)
                                                                            ---------------    -------------   -------------
     Net cash provided by (used in) financing activities                         47,891             (6,280)        (19,034)
                                                                            ---------------    -------------   -------------
Effect of exchange rate changes on cash                                            (599)                --              --
                                                                            ---------------    -------------   -------------
Net increase (decrease) in cash and cash equivalents                             (6,415)            (3,604)         13,146
Cash and cash equivalents at beginning of year                                    9,542             13,146              --
                                                                            ---------------    -------------   -------------
Cash and cash equivalents at end of year                                     $    3,127              9,542          13,146
                                                                            ===============    =============   =============


See accompanying notes to consolidated financial statements.                                    (continued)


                                      F5

                             NEW WORLD PASTA COMPANY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
              For the Years ended December 31, 2001, 2000 and 1999
                                 (in thousands)

(continued)

                                                                      2001          2000        1999
                                                                      ----          ----        ----
Supplemental disclosures of cash flow information:
     Cash paid during the year for:
         Interest                                                  $  26,782       29,008      19,185
         Income taxes                                                     --           --          65
     Noncash investing and financing activities:
         Deferred tax assets from recapitalization                        --           --     106,520
         Issuance of preferred stock                                      --          317     100,636
         Conversion of preferred stock                              (146,639)          --          --
         Issuance of common stock                                    146,639          117      44,679
         Deferred tax liabilities eliminated in recapitalization          --           --      18,662
         Preferred stock dividend                                      6,849       13,695      12,611
         Covenant not to compete                                          --        1,053          --

See accompanying notes to consolidated financial statements.

                                      F6

                             NEW WORLD PASTA COMPANY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.     Description of Transaction and Business

       On January 28, 1999 Hershey Foods Corporation (HFC) effected a recapitalization ("1999 Recapitalization") whereby New World Pasta LLC and Miller Pasta LLC acquired a controlling interest in Hershey Pasta Group (HPG), a division of HFC and the predecessor of New World Pasta Company (New World Pasta or the Company). New World Pasta LLC is controlled by Joseph Littlejohn & Levy Fund III, L.P., which is controlled by Joseph Littlejohn & Levy. In the 1999 Recapitalization, Hershey Chocolate & Confectionery Corporation (HCCC), an HFC wholly-owned subsidiary, retained a substantial minority ownership interest. Prior to the recapitalization, HFC completed a reorganization in which Hershey Pasta Manufacturing Company (HPMC) became a wholly-owned subsidiary of HCCC and the net assets of HPG were transferred into HPMC. HPMC subsequently changed its name to New World Pasta Company.

       As part of the 1999 Recapitalization, New World Pasta repurchased $307.7 million of its common stock from HCCC, and New World Pasta LLC directly purchased from HCCC $100.6 million of mandatorily redeemable non-voting preferred stock and $41.7 million of common stock. New World Pasta issued $12.8 million of mandatorily redeemable non-voting preferred stock and $5.3 million of common stock directly to Miller Pasta LLC. Upon completion of the recapitalization, HCCC retained 6.0% of the voting equity of New World Pasta, and New World Pasta LLC and Miller Pasta LLC held 83.4% and 10.6%, respectively. The historical basis of accounting for New World Pasta has been maintained. The 1999 Recapitalization transaction was finalized with a final settlement payment of $7.0 million paid to HFC in September 1999, in accordance with the recapitalization agreement. The total amount paid to HFC for the redemption and purchase of common stock and preferred stock was $457.0 million. In connection with the recapitalization, the historical equity was recapitalized into stockholders' equity and preferred stock.

       HCCC's retained interest consists of $3.0 million of common stock of New World Pasta based on the implied value. The implied equity investments in New World Pasta following the recapitalization by the constituent stockholders were as follows (in thousands):

                                                                                                                  Total
                                                     Preferred          Common             Additional            Equity
                                                       Stock             Stock          Paid-In Capital        Investment
                                                   --------------    --------------    -------------------    --------------
    New World Pasta LLC .........................  $   100,636             42               41,637                142,315
    Miller Pasta LLC ............................       12,849              5                5,316                 18,170
    HCCC retained interest (implied value) ......           --              3                2,997                  3,000
                                                   --------------    --------------    -------------------    --------------

                                                   $   113,485             50               49,950                163,485
                                                   ==============    ==============    ===================    ==============

The adjustments to reflect these transactions are as follows (in thousands):

                                                                                               Stockholders'
                                                                                                   Equity
                                                                                              -----------------
      Historical book value ..............................................................     $    167,583
                                                                                              -----------------
      Recapitalization transactions:
           Recapitalization of certain historical equity into preferred stock ............         (100,636)
           Repurchase from HCCC of common stock ..........................................         (314,685)
           Issuance of common stock to Miller Pasta LLC ..................................            5,321
      Adjustments to establish new deferred tax balances under Section 338(h)(10):
           Elimination of historical deferred tax liability ..............................           22,317
           Elimination of historical deferred tax asset ..................................           (3,275)
           Deferred tax asset arising out of Section 338(h)(10) election .................          106,520
                                                                                              -----------------
                                                                                                   (284,438)
                                                                                              -----------------

      Adjusted book value ................................................................     $   (116,855)
                                                                                              =================

     For U.S. federal and state income tax purposes, New World Pasta and HCCC have elected to treat the recapitalization as an asset purchase/sale under Internal Revenue Code Section 338(h)(10). As a result, there is a step-up in the tax basis of the

                                      F7
assets, which will provide incremental future income tax deductions of approximately $267.3 million through 2014 to reduce future taxable income. The deferred tax asset was determined as follows (in thousands):


      Recapitalized equity at implied market value ............................................     $  460,000
      Capitalized fees and expenses incurred in connection with the recapitalization ..........          1,743
                                                                                                 -----------------
      Total acquisition value .................................................................        461,743
      Less historical stockholders' equity (adjusted for deferred taxes) ......................       (186,625)
                                                                                                 -----------------
      Excess of recapitalization value over historic book basis of the net assets acquired ....        275,118
      Estimated corporate tax rate ............................................................          38.71%
                                                                                                 -----------------
       Deferred tax asset arising out of Section 338(h)(10) election ..........................     $  106,520
                                                                                                 =================

The benefit related to the deferred tax asset has been credited to additional paid-in capital.

     On July 30, 2001, New World Pasta acquired the dry pasta business of Borden Foods Corporation ("Borden") and certain of its affiliates (collectively, "Borden Pasta Brands")(the "Acquisition"). The Acquisition was consummated pursuant to the terms of a Stock and Asset Purchase Agreement, dated as of July 6, 2001, among Borden, certain affiliates of Borden and JLL Pasta, LLC, a Delaware limited liability company (which is affiliated with the Company's majority stockholder) as amended by Amendment No. 1, thereto, dated as of July 30, 2001 (the "Purchase Agreement"). The Purchase Agreement was assigned to New World Pasta by JLL Pasta, LLC, pursuant to an Assignment and Assumption Agreement, dated as of July 30, 2001, between the Company and JLL Pasta, LLC. Pursuant to the Purchase Agreement, the Company paid $45.6 million in cash for all of the outstanding stock of several Borden subsidiaries engaged in the dry pasta business, as well as certain trademarks used in the dry pasta business.

     New World Pasta manufactures, distributes and sells quality pasta products in a variety of shapes, sizes, flavors and packages throughout the United States, Canada and Italy. New World Pasta markets its U.S. products on a regional basis under several brand names, including RONZONI, CREAMETTE, SAN GIORGIO, AMERICAN BEAUTY, SKINNER, PRINCE, IDEAL, LIGHT 'N FLUFFY, MRS. WEISS', and P&R, as well as certain private labels. New World Pasta products in Canada are sold under several brand names, including CATELLI and LANCIA, and Italian products are sold under several brand names, including ALBADORO and MONDER.

     The Company's net sales by product were as follows (in thousands):

                                                                             For the years ended
                                                                  2001              2000              1999
                                                             --------------    ---------------    -------------
        Retail products ................................      $  351,380           276,884           318,258
        Industrial & other .............................          48,368            23,145            35,761
                                                             --------------    ---------------    -------------
        Total ..........................................      $  399,748           300,029           354,019
                                                             ==============    ===============    =============

2.   Summary of Significant Accounting Policies

     Significant accounting policies employed by New World Pasta are discussed below and in other notes to the consolidated financial statements.

     Principles of Consolidation

     The consolidated financial statements include the accounts of New World Pasta Company and its wholly-owned subsidiaries which include Pasta Group LLC, Winchester Pasta LLC, Pasta Acquisition Corporation, Ronzoni Foods Canada Corporation, Albadoro S.p.A, Monder Aliment S.p.A., Ronzoni Foods International Corporation, The Prince Company, and NWP Delaware LLC (formed in December 2001 to provide transportation and other services to the Company). Pasta Group LLC and Winchester Pasta LLC were merged into New World Pasta Company effective January 1, 2001. All other subsidiaries existing on December 31, 2001, other than NWP Delaware LLC, were acquired as part of the Acquisition on July 30, 2001.

     All significant intercompany balances and transactions have been eliminated in consolidation.

                                       F8

     Cash and Cash Equivalents

     Cash and cash equivalents of $3.1 million and $9.5 million at December 31, 2001 and 2000, respectively, consist of savings and checking accounts and overnight repurchase agreements. The Company considers all highly liquid instruments with original maturities of three months or less to be cash equivalents.

     Derivative Instruments and Hedging Activities

     Effective January 1, 2001, the Company adopted Financial Accounting Standards Board ("FASB") Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities" and SFAS No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activity, an Amendment of SFAS No. 133." These statements require that all derivative instruments be recorded on the balance sheet at their respective fair values. In accordance with the transition provisions of SFAS No. 133, the Company recorded a net-of-tax cumulative-effect-type adjustment of $51,000 in accumulated other comprehensive income to recognize at fair value all derivatives that are designated as cash-flow hedging instruments.

     The Company has entered into an interest rate swap agreement which has been designated as a cash flow hedge. The Company formally documents all relationships between hedging instruments and hedged items, as well as its risk-management objective and strategy for undertaking various hedge transactions. This process includes linking all derivatives to specific assets and liabilities on the balance sheet or to specific firm commitments or forecasted transactions. The Company also formally assesses, both at the hedge's inception and on an ongoing basis, whether the derivatives that are used in hedging transactions are highly effective in offsetting changes in fair values or cash flows of hedged items. If it would be determined that a derivative is not highly effective as a hedge or that it has ceased to be a highly effective hedge, the Company would be required to discontinue hedge accounting prospectively. Changes in the fair value of a derivative that is highly effective and that is designated and qualifies as a cash-flow hedge are recorded in other comprehensive income, until earnings are affected by the variability in cash flows of the designated hedged item.

     For the year ended December 31, 2000, prior to the adoption of SFAS No. 133, the Company entered into an interest rate swap agreement to reduce its exposure to market risks from changing interest rates. For the interest rate swap, the differential to be paid or received was accrued and recognized in interest expense. The amount of hedging gain deferred on the interest rate swap as of December 31, 2000 was $51,000.

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

     Inventories

     Inventories are stated at the lower of cost or market. Cost is determined using the first-in, first-out (FIFO) method for all inventories (see note 5).

                                       F9

      Property, Plant and Equipment

     Property, plant and equipment are stated at cost. Depreciation of buildings, machinery and equipment is computed using the straight-line method over the estimated useful lives of the various classes of assets ranging from 3 to 40 years.

     Intangible Assets

     Intangible assets resulting from business acquisitions principally consist of the excess of the acquisition cost over the fair value of the net tangible and identifiable intangible assets of businesses acquired (goodwill). Goodwill, net of accumulated amortization, was $71.8 million and $62.1 million as of December 31, 2001 and 2000, respectively. Goodwill is amortized on a straight-line basis over 40 years. Goodwill of $3.3 million acquired prior to November 1, 1970 is not being amortized.

     Other intangible assets also include intellectual property (patents, trademarks and domain names) purchased as part of the Acquisition, totaling $12.2 million. The book value of these assets as of December 31, 2001, net of amortization, total $11.8 million. Other intangible assets are amortized on a straight-line basis over their estimated useful lives.

     The Company periodically evaluates whether events or circumstances have occurred indicating that the carrying amount of goodwill or other long lived assets may not be recoverable. When factors indicate that such assets should be evaluated for possible impairment, the Company uses an estimate of the acquired businesses' undiscounted future cash flows compared to the related carrying amount of net assets, including goodwill, to determine if an impairment loss should be recognized. Accumulated amortization of intangible assets resulting from business acquisitions was $34.2 million and $31.4 million as of December 31, 2001 and 2000, respectively.

     The Company entered into a non-compete agreement with a former executive during 2000 which has a cost basis of $888,000 and is being amortized over 41 months. Accumulated amortization against this non-compete agreement was $347,000 and $87,000 as of December 31, 2001 and 2000, respectively.

     Deferred Debt Costs

     Debt issuance costs are amortized on a straight-line basis over the life of the associated debt.

     Revenue Recognition

     Revenues are recognized when goods are shipped. Revenues include amounts billed for products as well as any associated shipping costs billed to deliver such products.

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

     Research and Development and Advertising

     Research and development and advertising costs are expensed as incurred. Research and development costs amounted to $1.3 million, $1.1 million and $1.0 million, in 2001, 2000 and 1999, respectively. Advertising costs amounted to $8.5 million, $1.4 million and $1.7 million in 2001, 2000 and 1999, respectively.

     Original Issue Discount

     The Company accounts for original issue discount, which represents the difference between the face amount of a loan and the amount of the proceeds, as a reduction to the total amount of the loan outstanding. The balance is amortized using the effective interest method over the life of the loan (see note 9).

                                       F10

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

     Use of Estimates

     Management of the Company has made a number of estimates and assumptions relating to the reporting of assets and liabilities, and the disclosure of contingent assets and liabilities to prepare these financial statements in conformity with generally accepted accounting principles. Actual results could differ from those estimates. Significant estimates which impact the Company's consolidated financial statements, include, but are not limited to, the following: allowance for potentially uncollectible receivables and pending deductions; restructuring charges; income taxes; liabilities for pension and post-retirement benefits; and workers compensation liabilities.

     Reclassifications

     Certain reclassifications have been made to prior year amounts to conform to the current year presentation.

     New Accounting Standards

     During May 2000, the Emerging Issues Task Force (EITF) released Issue No. 00-14, "Accounting for Certain Sales Incentives", which provides guidance on accounting for certain promotional activities. During September 2000, the EITF released Issue No. 00-25, "Vendor Income Statement Characterization of Consideration from a Vendor to a Retailer", which provides guidance on accounting for certain consideration from a vendor to an entity that resells the vendor's products. The Company is required to implement the requirements of these pronouncements in the first fiscal quarter of 2002. These pronouncements will have a significant impact on the manner in which certain expenses are recorded in the Company's financial statements. Specifically, certain amounts currently reported as selling and marketing expense will be reported as a reduction to net sales. If these pronouncements had been implemented, there would have been a decrease in selling and marketing expenses of $63.8 million for the year ended December 31, 2001, and a corresponding decrease in net sales.

     In June 2001, the FASB issued SFAS No. 142, "Goodwill and Other Intangible Assets." Under SFAS No. 142, the Company will no longer amortize goodwill and intangible assets with indefinite lives, but instead will test those assets for impairment at least annually. Intangible assets with definite useful lives will be amortized over such lives to their estimated residual values. The Company is required to adopt SFAS No. 142 on January 1, 2002, and within six months of that date, to assess in accordance with the provisions of the Statement, whether there is an indication that any goodwill or other intangible assets with indefinite lives are impaired as of that date. As soon as possible after a determination that any goodwill or other intangible assets may be impaired, but not later than December 31, 2002, the Company must re-compute the amount of such goodwill or other intangible asset with an indefinite life in accordance with the provisions of SFAS No. 142. Any transitional impairment loss will be recognized as the cumulative effect of a change in accounting principle. Due to the extensive effort needed to accumulate the information required to comply with SFAS No. 142, it is not practicable to reasonably estimate the impact of adopting this Statement on the Company's financial statements at this time.

     In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." This Statement addresses financial accounting and reporting for the impairment or disposal of long-lived assets. The Statement supersedes SFAS No. 121, and the accounting and reporting provisions of Accounting Principles Board Opinion No. 30,


                                      F11

"Reporting the Results of Operations - Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions", for the disposal of a segment of a business (as previously defined in that Opinion). The provisions of this Statement are effective on January 1, 2002. This Statement is not expected to materially impact the Company's consolidated financial statements.

3.   Acquisition

     On July 30, 2001, New World Pasta acquired the Borden Pasta Brands. The Acquisition included Borden's dry pasta production facilities and certain of its pasta brands in the United States, Canada and Italy. New World Pasta is using certain plant, equipment and physical assets acquired in the Acquisition to expand its manufacturing and distribution network, as well as reduce its overall cost structure.

     Pursuant to the Purchase Agreement, the Company paid $45.6 million in cash for all of the outstanding stock of several Borden subsidiaries engaged in the dry pasta business, as well as certain trademarks used in the dry pasta business.

     The following table summarizes the purchase price and purchase price allocation based on the estimated fair value of the assets acquired and liabilities assumed at the date of acquisition (amounts in thousands):

                   Purchase price:
                            Cash paid                            $    45,580
                            Transaction fees and expenses              6,520
                                                                 ------------
                   Total purchase price                          $    52,100
                                                                 ============
                   Current assets                                $    41,123
                   Property, plant and equipment                      48,165
                   Intangible assets                                  12,188
                   Other long-term assets                              4,494
                                                                 ------------
                            Total assets acquired                    105,970
                                                                 ------------
                   Current liabilities                                36,032
                   Other long-term liabilities                        17,838
                                                                 ------------
                            Total liabilities assumed                 53,870
                                                                 ------------
                   Net assets acquired                           $    52,100
                                                                 ============

     The $12.2 million of acquired intangible assets were assigned to registered trademarks that are subject to amortization over their estimated useful lives of 14 years.

     The Acquisition has been accounted for as a purchase business combination in accordance with SFAS No. 141, "Business Combinations." The results of Borden Pasta Brands' operations have been included in the consolidated financial statements of the Company since the date of the Acquisition. Management has used various estimates in valuing assets, liabilities, and expenses, certain of which will be subject to further review and may necessitate a change to the purchase price calculation, or its allocation.

     The Company has developed a plan to restructure and integrate the Borden Pasta Brands' operations into the Company's operations. In connection with the plan, a restructuring reserve of $3.6 million was recorded in the third quarter of 2001 and included in the purchase price allocation as set forth above. The reserve includes costs for the closure of Borden Pasta Brands' facilities in Chicago and Lethbridge and related personnel rationalizations. The plan anticipated that personnel employed at the facilities will be displaced. As the Borden Pasta Brands restructuring actions are implemented, the allocation of the purchase price may change. The following summarizes the estimated restructuring costs relating to Borden Pasta Brands (in thousands):

                                             Estimated              Cash            Remaining
                                            Total Costs          Payments           Accruals
                                            -----------          --------           --------
     Severance costs                          $ 3,050              (1,347)             1,703
     Contractual obligations and
       other facility exit costs                  563                 (43)               520
                                          -----------------    --------------     --------------

     Total                                    $ 3,613              (1,390)             2,223
                                          =================    ==============     ==============


                                      F12

     Summary pro forma information reflecting the combined results of operations of the Company and Borden Pasta Brands prior to the actual acquisition date is not being presented, as such information for Borden Pasta Brands is not available.

4.   Accounts Receivable -- Trade

     In the normal course of business, the Company extends credit to customers that satisfy pre-defined credit criteria. New World Pasta operates in a single industry and is not dependent upon any single or major group of customers for its sales. The Company's ten largest customers accounted for approximately 43%, 49% and 49% of gross sales for 2001, 2000 and 1999, respectively. The Company believes that it has little concentration of credit risk due to the diversity of its customer base. Receivables, as shown on the balance sheets, were net of allowances and anticipated discounts of approximately $4.6 million and $5.2 million as of December 31, 2001 and 2000, respectively.

     The following summarizes allowances and anticipated discounts and their related activity:

                                            Balance at           Charged to            Deductions            Balance
                                            Beginning             Costs and               From                At End
                                             of Year              Expenses              Reserves             of Year
                                          ---------------      ----------------      ---------------      ---------------
                                                                          (in thousands)
     Year Ended December 31, 2001            $  5,179               10,789               (11,382)              4,586

     Year Ended December 31, 2000               4,850               11,511               (11,182)              5,179

     Year Ended December 31, 1999               5,058               12,609               (12,817)              4,850

5.   Inventories

     In the fourth quarter of 2001, the Company changed its method of accounting for certain raw material inventories from the last-in, first-out ("LIFO") method to the FIFO method. The new method of accounting for these inventories was adopted because the FIFO method of valuing inventories more clearly follows the actual usage of the components of inventory in the production process and more closely matches actual costs and revenues resulting in an enhanced measurement of operating results. All prior year financial statements have been restated to apply the new method retroactively.

     As a result of the adoption of the new accounting method described above, the 2001 net loss was reduced by $164,000, net of applicable taxes of $89,000. The effect of the accounting change on net income (loss) as previously reported for 2000 and 1999 is as follows:

                                                                         2000               1999
                                                                    ---------------    ---------------
                                                                             (in thousands)
                  Net income (loss) as previously reported            $ (1,677)               460
                  Adjustment for effect of change in accounting
                     principle that is applied retroactively, net
                     of tax of $22 and $553, respectively                  (42)            (1,026)
                                                                    ---------------    ---------------

                  Net loss                                            $ (1,719)              (566)
                                                                    ===============    ===============

     Due to the change in accounting principle, inventory previously reported at December 31, 2000 decreased by $660,000. The balances of accumulated deficit have been restated to reflect retroactive application of this new accounting method.

     Total inventories, as adjusted for the change in accounting principle, are as follows:

                                                                      December 31,             December 31,
                                                                          2001                     2000
                                                                    -----------------        -----------------
                                                                                 (in thousands)
                  Raw materials ...............................      $   12,133                    3,823
                  Work in process .............................             581                      120
                  Finished goods ..............................          29,800                   12,444
                                                                    -----------------        -----------------
                        Total inventories .....................      $   42,514                   16,387
                                                                    =================        =================

                                      F13

 6.  Fair Value of Financial Instruments

     The following table presents the carrying amounts and estimated fair values of the Company's financial instruments at December 31, 2001 and 2000. The fair value of a financial instrument is the amount at which the instrument could be exchanged in a current transaction between willing parties.

                                                             2001                               2000
                                                  ---------------------------        ---------------------------
                                                   Carrying          Fair              Carrying         Fair
                                                    Amount          Value               Amount         Value
                                                  ------------    -----------        -------------   -----------
                                                                         (in thousands)
           Financial Assets:
                Cash and cash equivalents          $   3,127          3,127               9,542          9,542
           Financial Liabilities:
                Long-term debt, including
                current portion                      327,844        321,351             287,725        188,207

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

     Long-term debt: The fair value of the Company's term loans is estimated by
     --------------
discounting the future cash flows at rates currently offered to the Company for similar debt instruments of comparable maturities by the Company's lenders. The fair value of the Company's notes is based on quoted market prices.

 7.  Property, Plant and Equipment

     Property, plant and equipment balances include construction in progress of $15.1 million and $1.0 million as of December 31, 2001 and 2000, respectively. Major classes of property, plant and equipment were as follows:

                                                                            December 31,        December 31,
                                                                                2001                2000
                                                                          -----------------   -----------------
                                                                                     (in thousands)
               Land ...................................................     $    4,343                3,530


               Buildings ..............................................         32,530               30,977
               Machinery and equipment ................................        188,165              185,017
                                                                          ----------------     ----------------
               Property, plant and equipment, gross ...................        225,038              219,524
               Accumulated depreciation ...............................        (98,025)            (127,360)
                                                                         ----------------     ----------------
                    Property, plant and equipment, net ................     $  127,013               92,164
                                                                          ================     ================

 8.  Other Accrued Expenses

     Other accrued expenses were as follows:

                                                                            December 31,        December 31,
                                                                                2001                2000
                                                                          -----------------    ----------------
                                                                                     (in thousands)
                 Accrued payroll and compensation                         $      6,941                4,867
                 Accrued insurance                                                 425                  980
                 Accrued employee benefits                                       1,279                1,033
                 Accrued income taxes                                              688                  260
                 Accrued restructuring and integration                           5,675                   24
                 Other                                                           4,490                  925
                                                                         ------------------   -----------------
                                                                          $     19,498                8,089
                                                                         ==================   =================


                                      F14

 9.   Long-Term Debt

     The Company's long-term debt is summarized as follows:

                                                                            December 31,         December 31,
                                                                                2001                 2000
                                                                          ------------------    ----------------
                                                                                     (in thousands)
               9.25% Senior Subordinated Notes due 2009 ("Notes") .......    $ 160,000               160,000
               Term Loan B ..............................................      124,966               127,725
               Term Loan C, including pay-in-kind interest ..............       53,137                    --
               Original Issue Discount to Term Loan C, net of
                  amortization ..........................................      (10,259)                   --
                                                                          ------------------    ---------------
               Total ....................................................      327,844               287,725
               Less current portion .....................................       (1,285)               (1,300)
                                                                          ------------------    ---------------
                                                                             $ 326,559               286,425
                                                                          ==================    ===============


     The Notes are general unsecured obligations of New World Pasta, ranking subordinate in right of payment to all senior indebtedness of New World Pasta, equal in right of payment with all senior subordinated indebtedness of New World Pasta and senior in right of payment to all junior subordinated indebtedness of New World Pasta. The Notes are effectively subordinated to all indebtedness of New World Pasta's subsidiaries. The Notes were guaranteed by New World Pasta's subsidiaries on the date of original issuance of the old notes.

     The Company has entered into a Senior Credit Facility (the "Credit Facility") that currently provides for a term loan ("Term Loan B") that bears interest at either an alternate base rate, as defined, plus 2.25% or a reserve-adjusted LIBOR rate plus 4.00%. On December 31, 2001 the effective interest rate on Term Loan B was 5.9375%. Term Loan B matures in 2006. Term Loan B is repaid in quarterly payments of $321,250 through March 2005, $30.2 million on June 30, September 30 and December 31, 2005 with the balance paid at maturity. The Company has fixed the interest rate on $50.0 million of the outstanding debt at a base rate of 5.645%, plus the credit agreement interest spread, by entering into an interest rate swap agreement which expires in June 2002. The interest rate on the portion of the debt covered by the swap is approximately 8.9%. The Credit Facility also provides for a revolving loan of up to $20.0 million. This portion of the Credit Facility bears interest at variable rates as provided in the terms of the Credit Facility. No amount has been borrowed under this portion of the Credit Facility at December 31, 2001. The Company is required to pay a commitment fee of 0.5% on the unused portion of the revolving loan.

     To finance the Acquisition, the Company entered into Amendment No. 2 ("Amendment 2"), dated as of July 30, 2001 to its Credit Agreement dated as of January 28, 1999 (as amended, "Credit Agreement"), among the Company, the various financial institutions parties thereto, Morgan Stanley Senior Funding, Inc., as syndication agent, and The Bank of Nova Scotia, as lead arranger and administrative agent. Amendment 2 modified certain covenants of the Company under the Credit Agreement and added a new tranche facility of secured term loans to the Credit Agreement ("Term Loan C") in the aggregate principal amount of $51.4 million. JLL Pasta LLC purchased a 100% participation in the Term Loan
C. In conjunction with their purchase of the 100% participation in the Term Loan C, the Company issued to JLL Pasta LLC warrants to purchase an aggregate of 51,402,000 shares of common stock, par value $.01 per share, of the Company at a purchase price equal to $1.00 per share. Term Loan C has an 8% pay-in-kind coupon, no amortization requirement, matures in full on June 30, 2006, and is subject to the same covenants and events of default which govern all other loans outstanding under the Credit Agreement. The proceeds received of $51.4 million have been allocated between the Term Loan C ($40.7 million) and the warrants ($10.7 million). The difference between the face amount of the loan and the amount of the proceeds allocated to the loan has been classified as original issue discount, and is being amortized to interest expense using the effective interest method. Accumulated amortization of the original issue discount totaled $487,000 at December 31, 2001. The effective interest rate on the Term Loan C, considering the impact of the original issue discount (the "OID"), is 12.9%. As of December 31, 2001, the accrued pay-in-kind liability totaled $1.7 million and is included in the outstanding balance of Term Loan C.

     The Credit Facility is secured by a first-priority perfected lien on a portion of the capital stock of New World Pasta and all property and assets, tangible and intangible, of New World Pasta. The Credit Facility is guaranteed by the following subsidiaries: Pasta Acquisition Corporation, Ronzoni Foods International, and The Prince Company.

     New World Pasta may voluntarily prepay some or all of its obligations under the Credit Facility. In addition, the loans under the Credit Facility are subject to mandatory prepayment under certain circumstances, including if New World Pasta generates excess cash flow.

                                      F15

     The Credit Facility requires the Company to comply with specified financial tests, to maintain specified financial ratios and restricts the Company's ability to undertake certain actions. The Company entered into an amendment and waiver ("Amendment 1") to its Credit Facility effective as of May 10, 2000, pursuant to which, among other things: (i) the lenders waived compliance by the Company with certain financial covenants contained thereunder with respect to the quarter ended April 2, 2000; (ii) certain financial covenants contained therein were revised or eliminated for all periods ending on or before December 31, 2002; (iii) the revolving credit portion of the Credit Facility was reduced to $20.0 million; and (iv) the interest rates on the Credit Facility were increased.


     In conjunction with Amendment 2, the Credit Facility was amended and included, among other things, the following changes to specified financial tests, specified financial ratios, and restrictions of the Company to undertake certain actions: (i) certain financial covenants were revised for all periods ending on or after June 30, 2001; (ii) spending for acquisitions other than the Acquisition is limited to $25 million; and (iii) maximum capital expenditures for fiscal years 2001 and beyond were revised. The Company is in compliance with the provisions of the Credit Facility as of December 31, 2001.

     The aggregate maturities of long-term debt as of December 31, 2001 are as follows (in thousands):

                       2002              $     1,285
                       2003                    1,285
                       2004                    1,285
                       2005                   90,914
                       2006                   83,334
                  Thereafter                 160,000
                                        -----------------
                                             338,103
                  Less:  OID                 (10,259)
                                        -----------------
                                           $ 327,844
                                        =================

10.   Redeemable Preferred Stock

      Prior to the Acquisition, New World Pasta had one class of preferred stock. A total of 115,000 shares of preferred stock was authorized and zero and 114,160 shares were outstanding at December 31, 2001 and 2000, respectively. Holders of the preferred stock were not entitled to preemptive rights. The preferred stock was mandatorily redeemable by New World Pasta on January 28, 2010 for $1,000 per share plus all accrued and unpaid dividends to the redemption date or as soon thereafter as would not be prohibited by New World Pasta's then-existing debt agreements. The preferred stock had a liquidation preference over the common stock equal to the redemption price of $1,000 per share plus all accrued and unpaid dividends.

      Dividends on the preferred stock were cumulative and payable when and if declared by the Company's board of directors, at an annual rate of 12% per year. No dividends or distributions were to be made on the common stock unless all accrued and unpaid dividends were first paid to the holders of the preferred stock. Without the consent of the holders of a majority of the outstanding preferred stock, New World Pasta could not enter into any merger, consolidation or other business combination, unless and until the preferred stock was repurchased for an amount equal to $1,000 per share plus all accrued and unpaid dividends thereon. Except as required by law, the holders of the preferred stock were not entitled to vote on any matter submitted to a vote of the stockholders. The redemption of, and payment of cash dividends on, the preferred stock was generally prohibited by the terms of the Credit Facility and restricted by the indenture for the Notes.

      In conjunction with the Acquisition, the Company recapitalized its capital stock such that each outstanding share of 12% cumulative redeemable preferred stock was reclassified into 381.2829 shares of common stock (the "Recapitalization"). The Recapitalization was effected through an amendment and restatement of the Company's Amended and Restated Certificate of Incorporation.

11.   Derivative Instruments and Hedging Activities

     The Company uses a mix of fixed rate and variable-rate debt to finance its operations. Certain debt obligations expose the Company to variability in interest payments due to changes in interest rates. Management believes it is prudent to limit the variability of a portion of its interest payments. To meet this objective, management entered into an interest rate swap agreement to manage fluctuations in cash flows resulting from interest rate risk. The swap changes the variable-rate cash flow exposure on the debt obligations to fixed-rate cash flows. Under the terms of the interest rate swap, the Company receives variable interest rate payments and makes fixed interest rate payments, thereby creating the equivalent of fixed-rate debt. By


                                      F16
using derivative financial instruments to hedge exposures to changes in interest rates, the Company exposes itself to credit risk and market risk. Credit risk is the failure of the counterparty to perform under the terms of the derivative contract, however, the Company does not anticipate nonperformance by the counterparties to the transaction.

     Changes in the fair value of interest rate swaps designated as hedging instruments that effectively offset the variability of cash flows associated with variable-rate, long-term debt obligations are reported in accumulated other comprehensive losses. These amounts subsequently are reclassified into interest expense as a yield adjustment of the hedged debt obligation in the same period in which the related interest affects earnings. The interest rate swap agreement has a notional amount of $50 million. The agreement provides for a fixed interest rate of 5.645% plus the credit agreement interest spread, and expires in June 2002.

     As of December 31, 2001, $583,000 of deferred losses, net of tax benefit of $358,000, on derivative instruments are accumulated in other comprehensive losses.

12.  Rental and Lease Commitments

     The Company leases its headquarters, certain warehouses and sales offices, and various office equipment. The leases expire at various dates through 2006. Rent expense was approximately $7.5 million, $7.2 million and $7.1 million for the years ended December 31, 2001, 2000 and 1999, respectively. Future minimum lease payments under noncancelable operating leases (with initial or remaining lease terms in excess of one year) as of December 31, 2001 are as follows (in thousands):

                      2002              $ 7,662
                      2003                3,720
                      2004                  417
                      2005                  165
                      2006                   94
                Thereafter                   94

13.  Income Taxes

     Total income taxes (benefit) for the years ended December 31, 2001, 2000 and 1999 were allocated as follows:

                                                                         For the years ended
                                                              2001              2000               1999
                                                         ---------------    --------------     --------------
                                                                           (in thousands)
        Income tax expense (benefit) ..................  $      (140)             (942)             2,221
        Accumulated other comprehensive loss ..........       (1,578)             --                --
        Stockholders' equity for recapitalization......         --                --             (106,520)
                                                         ---------------    --------------     --------------

                                                          $   (1,718)             (942)          (104,299)
                                                         ===============    ==============     ==============

     Income tax expense (benefit) consists of:

                                                                         For the years ended
                                                              2001               2000              1999
                                                         ---------------     -------------     --------------
                                                                           (in thousands)
       Current:
               Federal ...............................   $      --                --                  271

               State .................................          --                --                   56
                                                        ---------------    --------------     --------------
                                                                --                --                  327
                                                        ---------------    --------------     --------------
        Deferred:
               Federal ...............................          (416)             (807)             1,588
               State .................................           263              (135)               306
               Foreign ...............................            13                --                 --
                                                        ---------------    --------------     --------------
                                                                (140)             (942)             1,894
                                                         ---------------    --------------     --------------
                                                         $      (140)             (942)             2,221
                                                        ================    ==============     ==============


                                      F17

     Income tax expense (benefit) for the years ended December 31, 2001, 2000 and 1999 differed from the amounts computed by applying the U.S. federal income tax rate of 35% to pretax income (loss) as a result of the following:

                                                                         For the years ended
                                                              2001               2000              1999
                                                         ---------------    --------------     --------------
        Expense (benefit) at statutory rate                   (35.0%)            (35.0%)             35.0%

        Increase (decrease) resulting from:
             State income taxes, net of federal income
                   tax benefit                                 (2.4)              (3.3)               7.4
             Change in valuation allowance                     22.1                 --                 --

             Non-deductible recapitalization costs              1.5                 --               90.3
             Foreign                                             .1                 --                 --
             Other, net                                         7.8                2.9                1.5
                                                         ---------------    --------------     --------------

       Effective income tax rate                              (5.9%)             (35.4%)            134.2%
                                                         ===============    ==============     ==============

    The significant components of deferred income tax expense (benefit) for the years ended December 31, 2001, 2000 and 1999 are as follows (in thousands):


                                                               2001               2000               1999
                                                         ----------------   --------------    ---------------
        Deferred tax expense (exclusive of
           the effects of other components below)
        Increase in beginning of year balance of           $   (665)              (942)            2,221
           the valuation allowance for deferred
           tax assets
                                                                525                 --                --
                                                         ----------------   --------------    ---------------

                                                           $   (140)              (942)            2,221
                                                         ================   ==============    ===============

     The tax effects of temporary differences that give rise to the significant portions of the deferred tax assets and deferred tax liabilities at December 31, 2001 and 2000 were as follows:

                                                                               2001              2000
                                                                           --------------    --------------
                                                                                   (in thousands)
        Deferred tax assets:
              Accounts receivable allowances                                $    2,431             2,349
              Inventory, cost differences                                          516               454
              Compensated absences accruals                                        808             1,439
              Accrued expenses and other reserves                                3,533             1,245
              Post-retirement benefit accruals                                     476             1,944
              Net operating loss carryforwards                                  30,321            18,724
              Plant and equipment, due to taxable asset acquisition for
                   tax purposes                                                  2,544            11,359
              Amortizable goodwill and other intangible assets                  59,610            67,051
              Accumulated other comprehensive loss                               1,578            --
              Other                                                                718             1,039
                                                                           -------------     --------------
                   Total gross deferred tax assets                             102,535           105,604
                   Less valuation allowance                                      2,605            --
                                                                           -------------     --------------
                   Net deferred tax assets                                   $  99,930           105,604
                                                                           =============     ==============

        Reflected on the consolidated balance sheet as:

              Current deferred income tax assets                             $  12,671            12,223
              Long-term deferred income tax assets                              87,259            93,381
                                                                           -------------     --------------
              Net deferred tax assets                                        $  99,930           105,604
                                                                           =============     ==============

     There was no valuation allowance for deferred tax assets as of January 1, 2001 and 2000. A valuation allowance of $2.1 million was recorded in the purchase price allocation of the Acquisition (see note 3) for certain tax benefits of the acquired company's temporary differences and carryforwards. The net change in the total valuation allowance for the year ended December 31, 2001, was an increase of $525,000. In assessing the realizability of deferred tax assets, management considers


                                      F18
whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. In order to fully realize the deferred tax assets, the Company will need to generate future taxable income of approximately $265 million prior to the expiration of the net operating loss carryforwards which expire in various years through 2021. Taxable loss for the years ended December 31, 2001 and 2000 was approximately ($15.1) million and ($40.4) million, respectively. Based upon the projections for future taxable income over the periods in which the deferred tax assets are deductible, management believes it is more likely than not that the Company will realize the benefits of these deductible temporary differences, net of existing valuation allowances at December 31, 2001. The amount of the deferred tax assets considered realizable, however, could be reduced in the near term if estimates of future taxable income during the carryforward period are reduced.

    Subsequently recognized tax benefits relating to the valuation allowance for deferred tax assets as of December 31, 2001, will be allocated as follows (in thousands):

      Income tax benefit that would be reported in
          the consolidated statement of operations            $     525
      Property, plant and equipment and other non-
          current intangible assets                               2,080
                                                        -------------------

               Total                                          $   2,605
                                                        ===================

     At December 31, 2001, the Company had a net operating loss carryforward for federal and state income tax purposes of approximately $71.4 million and $50.3 million, respectively. These net operating loss carryforwards are available to offset future federal or state taxable income, if any, through 2021 for federal and for varying periods through 2021 for state purposes.

14.   Segment Reporting

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

                                                              Year Ended
                                                          December 31, 2001
                                                        -----------------------
            Net sales:
                     U.S. .............................        $ 351,672
                     Canada ...........................           35,680
                     Other ............................           12,396
                                                        -----------------------

                     Total ............................        $ 399,748
                                                        =======================

            Income (loss) from operations:

                     U.S. .............................        $  18,736
                     Canada ...........................               28
                     Other ............................             (125)
                                                        -----------------------

                     Total ............................        $  18,639
                                                        =======================

            Total assets (as of December 31, 2001):

                     U.S. .............................        $ 369,471




                     Canada ...........................           39,137
                     Other ............................           17,566
                                                        -----------------------

                     Total ............................        $ 426,174
                                                        =======================

                                      F19

15.   Related Party Transactions

     The Company and Miller Milling Company ("Miller Milling") have entered into various milling supplier and procurement arrangements which cover a significant amount of the Company's durum and semolina requirements. These supplier arrangements expire December 31, 2009. John Miller, President and CEO of Miller Milling, is a stockholder through Miller Pasta LLC, and is a Board member of New World Pasta. Additionally, Michael Snow, a principal in Miller Milling, and C. Mickey Skinner, a member of Miller Milling's Board of Directors, are stockholders of New World Pasta through Miller Pasta LLC, and are Board members of New World Pasta. The Company paid in excess of $38 million and $39 million to Miller Milling Company in 2001 and 2000, respectively, pursuant to these procurement and supplier arrangements. As of December 31, 2001 and 2000, the Company had trade and other payables to Miller Milling of $3.4 million and $1.6 million, respectively. Messrs. Miller and Snow also serve on the Board of Governors of Miller Pasta II, LLC, which holds warrants to purchase additional shares of the Company's common stock.

     During the first quarter of 2000, New World Pasta entered into agreements with Miller Milling whereby a reconfiguration of certain mill equipment was performed at the Fresno, CA and Winchester, VA mills. These mills are owned and operated by Miller Milling and are primarily used to supply the aforementioned New World Pasta plants with raw materials. The total amount incurred by New World Pasta under the reconfiguration was $2.1 million, which has been capitalized and is being depreciated on a straight-line basis over the four-year term of the agreement. Under the terms of the agreement, New World Pasta is required to sell the equipment to Miller Milling for $1 in 2004.

     Activity in the intercompany accounts with HFC is as follows:

                                                                         For the year ended
                                                                          December 31, 1999
                                                                           (in thousands)
                                                                        ----------------------
                     Beginning balance due from HFC ...................      $   77,350
                      Collections .....................................          24,065
                      Bank account disbursement funding ...............         (16,524)

                      Employee benefits ...............................          12,302
                      Non-employee insurance ..........................             (81)
                      Income taxes ....................................          (5,342)
                      Shared service chargebacks ......................          (1,446)
                      Payroll and payroll taxes .......................          (2,676)
                      Grocery selling expense .........................             216
                     Flour future losses ..............................              73

                      Closed to retained earnings .....................         (83,882)
                      Other ...........................................          (4,055)
                                                                        ----------------------
                      Ending balance due from HFC .....................      $       --
                                                                        ======================
                      Average balance during the period ...............      $      N/A
                                                                        ======================

16.   Stock Option Plan

     In January 1999, the Company adopted a stock option plan (the "Plan") pursuant to which the Company's Board of Directors may grant stock options to officers and key employees. The Plan authorized grants of options to purchase up to 910,166 shares of authorized but unissued common stock. At December 31, 2000, 147,066 additional shares were made available for grant under the Plan through resolution by the Board of Directors. Stock options are granted with an exercise price equal to or greater than the stock's fair market value at the date of grant. All stock options have 10-year terms and vest and become fully exercisable over a several-year period from the date of grant.

     In December 2001, the 1999 Stock Option Plan was amended and restated and the maximum number of shares of stock reserved for the grant or settlement of awards under the plan was increased to 12,369,514, of which 1,057,231 shares were reserved for the grant or settlement of awards under the plan prior to December 2001.

     The per share weighted-average fair value of stock options granted during 2001, 2000 and 1999 were $0.07, $2.25 and $1.74, respectively, on the date of grant using the Black-Scholes option-pricing model, with the following weighted-average assumptions: 2001 - expected dividend yield 0%, risk-free interest rate of 4.95% and an expected term of 10 years; 2000 - expected dividend yield 0%, risk-free interest rate of 6.27% and an expected term of 7 years; 1999 - expected dividend yield 0%, risk-free interest rate of 4.8% and an expected term of 7 years.


                                      F20

     The Company applies APB Opinion No. 25 in accounting for its Plan, and accordingly, no compensation cost has been recognized for its stock options in the financial statements. Had the Company determined compensation cost based on the fair value at the grant date for its stock options under SFAS No. 123, the Company's net loss would have increased to the pro-forma amounts indicated below (in thousands):


                                                                      2001             2000            1999
                                                                  ------------     ------------     -----------
                      Net income (loss)        As reported          $ (2,233)         (1,719)          (566)
                                               Pro forma              (2,520)         (1,894)          (759)

     Stock option activity during the year is as follows:


                                                           Weighted-
                                       Number of            Average
                                        Shares           Exercise Price
                                    -----------------  -------------------
Balance at January 1, 1999 ........        --               $ --
Granted ...........................      910,166              34.74
Exercised .........................        --                 --
Forfeited .........................        --                 --
Expired ...........................        --                 --
                                    -----------------

Balance at December 31, 1999 ......      910,166              34.74
Granted ...........................      547,453              33.14
Cancelled .........................      (29,930)             34.74
Reissued ..........................       29,930              34.74
Exercised .........................        --                 --
Forfeited .........................     (400,388)             34.74
Expired ...........................        --                 --
                                    -----------------

Balance at December 31, 2000 ......    1,057,231              33.87
Granted ...........................   10,788,213               3.49
Exercised .........................        --                 --
Forfeited .........................      (31,158)             30.48
Expired ...........................        --                 --
                                    -----------------

Balance at December 31, 2001 ......   11,814,286               6.13
                                    =================

     At December 31, 2001, the range of exercise prices and weighted-average remaining contractual life of outstanding options was $2.16 - $73.50 and 9.80 years, respectively.

     At December 31, 2000, the range of exercise prices and weighted-average remaining contractual life of outstanding options was $10.00 - $73.50 and 8.75 years, respectively.

     At December 31, 1999, the range of exercise prices and weighted-average remaining contractual life of outstanding options was $10.00 - $73.50 and 9.08 years, respectively.

     At December 31, 2001, there were 349,232 options exercisable at a weighted-average price of $36.20.

     At December 31, 2000, there were 139,449 options exercisable at a weighted-average price of $34.74. There were no exercisable options at December 31, 1999.


17.      Employee Benefits

      Prior to the 1999 Recapitalization, the Company participated in several HFC defined benefit plans which provided retirement benefits to substantially all non-union and certain union employees, as well as union administered multi-employer plans. Upon completion of the 1999 Recapitalization, the Company's salaried employees and all Winchester, VA plant employees no longer participated in the HFC retirement plan. Hourly employees at the Omaha, NE and Louisville, KY manufacturing facilities participate in single employer pension plans administered by New World Pasta. Hourly employees at the Fresno, CA and retirees from the Lebanon, PA manufacturing facilities participate in multi-employer plans.


                                      F21

      Pursuant to and as defined by the terms of the Purchase Agreement, effective July 30, 2001, New World Pasta assumed the obligation formerly held by Borden to provide benefits under a defined benefit plan to certain current and former employees of Borden. In 2001, New World Pasta established a new defined benefit plan, the New World Pasta Company St. Louis Plant Retirement Plan, and a related pension trust, to provide such benefits. Pursuant to the Purchase Agreement, assets are to be transferred to New World Pasta's defined benefit plan in an amount equal to the pension liability assumed by New World Pasta. We expect that asset transfer to occur in the first or second quarter of 2002.

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

     The following table sets forth the funded status and amounts recognized in the Company's consolidated balance sheets:

                                                         Pension Benefits           Post-retirement Benefits
                                                    ---------------------------    ---------------------------
                                                                           December 31,
                                                    ----------------------------------------------------------
                                                       2001            2000            2001            2000
                                                    -----------    ------------    ------------    -----------
                                                                         (in thousands)
Change in benefit obligation:
Benefit obligation at beginning of year ............  $ 7,784          6,628           1,119           1,475
Benefit obligation of Borden Pasta Brands at
   acquisition date ................................   30,579            --            3,474             --
Service cost .......................................      459            239              49              64
Interest cost ......................................    1,380            536             146              71
Elimination of Omaha benefits ......................    --               --              --             (521)
Elimination of Lebanon and Louisville benefits .....    --               --           (1,201)            --
Amendments .........................................       31            483             --              --
Settlements and curtailments .......................   (1,430)           --              (31)            --
Actuarial loss .....................................      127            495             --              --
Benefits paid ......................................   (2,010)          (597)           (105)            --
Change due to change in experience .................     (211)           --              --               30
Change in assumptions ..............................    1,156            --               95             --
                                                    -----------    ------------    ------------    -----------
Benefit obligation at end of year .................. $ 37,865          7,784           3,546           1,119
                                                    ===========    ============    ============    ===========
Change in plan assets:
Fair value of plan assets at beginning of year ..... $  6,155          6,185             --              --
Fair value of plan assets of Borden Pasta
     Brands at acquisition date ....................   34,020           --               --              --
Actual return on plan assets .......................      472            307             --              --
Employer contribution ..............................      816            260             --              --
Settlements ........................................     (883)          --               --              --
Benefits paid ......................................   (2,010)          (597)            --              --
                                                    -----------    ------------    ------------    -----------
Fair value of plan assets at end of year ........... $ 38,570          6,155             --              --
                                                    ===========    ============    ============    ===========
Funded status ......................................$      705        (1,629)         (3,546)         (1,119)
Unrecognized transition obligation .................       (3)            12             --              --
Unrecognized prior service cost ....................    --               180             --           (2,345)
Unrecognized net actuarial loss (gain) .............    3,158          1,533              95          (1,073)
Additional minimum pension liability ...............   (2,677)           (44)            --              --
                                                    -----------    ------------    ------------    -----------
Prepaid (accrued) benefit cost .....................$   1,183             52          (3,451)         (4,537)
                                                    ===========    ============    ============    ===========
Weighted-average assumptions:
Discount rate ......................................    6.75%           7.25%           6.75%           7.25%
Expected long-term rate of return on assets ........    8.72            9.50             N/A             N/A
Rate of increase in compensation levels ............    3.61            3.50             N/A             N/A

                                      F22

      For measurement purposes, a 9.25% annual rate of increase in the per capita cost of covered health care benefits was assumed for 2001, decreasing 0.5% per annum until an ultimate rate of 5.75% in 2008.

      Accrued other benefit costs of $1.9 million and $5.1 million are included in long-term liabilities at December 31, 2001 and 2000, respectively. $1.2 million and $291,000 of accrued other benefits are included in accrued expenses at December 31, 2001 and 2000, respectively. $870,000 and $916,000 of prepaid pension benefits are included in intangible assets and other assets, net at December 31, 2001 and 2000, respectively.

      The projected benefit obligation, accumulated benefit obligation and fair value of plan assets for the pension plan with accumulated benefit obligations in excess of plan assets were $21.4 million, $21.4 million and $17.8 million as of December 31, 2001, respectively, and $7.8 million, $7.8 million and $6.2 million as of December 31, 2000, respectively.

      During 2001, the Company renegotiated two collective bargaining agreements where, as part of the renegotiation, post-retirement benefits were eliminated. This resulted in a settlement of post-retirement benefits of $4.4 million.

     Net periodic benefit costs include the following components:

                                                                      For the years ended December 31,
                                          --------------------------------------------------------------------------
                                                  Pension Benefits                    Post-retirement Benefits
                                            2001         2000         1999         2001         2000          1999
                                          ---------    ---------    --------      --------    ---------     --------
                                                                        (in thousands)
Components of net periodic benefit cost
   Service cost .......................... $  459          239          240           49          64            113
   Interest ..............................  1,380          536          436          146          71             98
   Expected return on plan assets ........   (638)        (234)        (465)          --         --             --
   Amortization of net transition
     asset/obligation ....................     15           11         --             --         --             --
   Amortization of prior service cost ....    180           25           25         (184)      (260)           (260)
   Amortization of unrecognized net
      gain ...............................     41         --           --           --           --             --
   Asset gain (loss) deferred ............   (774)        (348)        --            (50)        (54)           --
   Recognized net actuarial loss (gain) ..   (298)          32          (23)          --         --             (71)
                                          ---------    ---------    ---------     --------    ---------     --------
   Corporate sponsored plans .............    365          261          213          (39)       (179)          (120)
   Multi-employer plans ..................     --         --            377           --         --             --
                                          ---------    ---------    ---------     --------    ---------     --------

                                            $ 365          261          590          (39)       (179)          (120)
                                          =========    =========    =========     ========    =========     ========

     Assumed health care cost trend rates have a significant effect on the amounts reported for the health care plan. A one-percentage point change in assumed health care cost trend rates would have the following effects:


                                           1 Percentage Point         1 Percentage Point
                                                Increase                   Decrease
                                          ----------------------     ----------------------
                                                           (in thousands)
Effect on total service and interest
   cost components ......................         $ 19                       (16)

Effect on post-retirement benefit
   obligation ...........................          721                      (626)

     The Company sponsors a defined contribution plan. For all eligible employees, the Company will match 75% of the first 2% and 50% on the next 2% of the employees' contribution. In addition, for all eligible salaried and certain eligible non-salaried employees, the Company is required to make an annual contribution into the plan equal to 5% of the employees' regular compensation. The Company's total contribution for 2001, 2000 and 1999 was approximately $1.3 million, $1.2 million and $1.4 million respectively.

18.   Restructuring and Integration Costs

     During 2001, the Company recorded a restructuring and integration charge of $20.1 million, including $17.4 million for restructuring and $2.7 million for on-going integration costs. The restructuring relates to the closure of the Company's

                                      F23
manufacturing facilities in Lebanon, PA; Louisville, KY; and Omaha, NE in connection with the integration of the Acquisition. The closing of the facilities was announced in September 2001. The Lebanon plant ceased operations during the fourth quarter of 2001. The Omaha and Louisville facilities are expected to be closed in 2002. The restructuring anticipates that personnel employed at the facilities will be displaced. Included in the restructuring charge is a non-cash charge of $12.7 million for impairment of equipment, and accruals for cash charges of $4.7 million as follows (in thousands):

                                      Costs              Non-Cash              Cash             Remaining
                                     Incurred          Write-downs           Payments            Accrual
                                  ---------------    -----------------    ----------------    --------------
Property, plant and
     equipment write-downs         $  12,699              (12,699)                --                 --
Severance costs                        2,804                   --             (1,243)              1,561
Contractual obligations and
     other facility exit costs         1,932                   --                (41)              1,891
                                  ---------------    -----------------    ----------------    --------------

Total restructuring charges           17,435              (12,699)            (1,284)              3,452

Integration costs                      2,691                   --             (2,691)                 --
                                  ---------------    -----------------    ----------------    --------------

Total restructuring and

     integration costs            $   20,126              (12,699)            (3,975)              3,452
                                  ===============    =================    ================    ==============

     The integration costs are predominately equipment relocation costs related to the Acquisition and the restructuring plan. The Company expects to incur significant additional integration costs during 2002 as the restructuring plan is completed. The Company anticipates that the remaining accrual as of December 31, 2001 will be paid within the next twenty-four months.

19.  Other Comprehensive Losses

     Other comprehensive losses are recognized as a component of stockholders' equity in the consolidated balance sheet. The accumulated balances for each component of comprehensive losses at December 31, 2001 are as follows (in thousands):

                                                    December 31,
                                                        2001
                                                  -----------------
Other comprehensive losses:
     Foreign currency translation adjustment,
          net of tax of $189                         $   (311)
     Minimum pension liability adjustment,
         net of tax of $1,031                          (1,646)
     Net derivative losses, net of tax of
          $358                                           (583)
                                                  -----------------
Accumulated other comprehensive losses              $  (2,540)
                                                  =================

20.   Stock-Based Compensation

     On February 4, 2000, New World Pasta finalized an employment agreement with John Denton for the position of Chairman of the Board and Chief Executive Officer. As a provision of that agreement, Mr. Denton received 29,286 shares of common stock and 792 shares of preferred stock. Of those shares, 11,714 shares of common stock and 317 shares of preferred stock were restricted. The forfeiture restrictions on these shares were to lapse over four years, in amounts of 2,929 shares of common stock and 80 shares of preferred stock annually. Tax withholding on the value of the shares originally received was satisfied through a reduction in the issuance of unrestricted shares. As a result, 17,572 common shares and 41 preferred shares were not issued in connection with the agreement. Additionally, 76 preferred shares were repurchased by the Company during 2000 to pay additional tax withholdings. The 76 shares were then cancelled by the Company. In 2001, the forfeiture restrictions on the remaining restricted shares were removed. On July 31, 2001, as a result of the Company's reclassification of its capital stock, each of the preferred shares held by Mr. Denton was reclassified into 381.2829 shares of common stock.

     Compensation expense was recognized upon the date of grant for the unrestricted shares based on the estimated fair market value of each share and amounted to approximately $651,000. Unearned compensation was recorded upon the date of grant for the restricted shares based on the estimated fair market value of each share and amounted to approximately $434,000. Compensation expense was being charged to operations on a straight-line basis over the four-year restriction period. As a result


                                      F24
of the removal of the forfeiture restrictions, compensation expense of approximately $344,000 was recognized in 2001. The employment agreement has a provision which requires the repurchase of shares by the Company should Mr. Denton's employment be terminated in accordance with provisions set forth in the agreement.

21.   Commitments and Contingencies

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

        The Company and Miller Milling have entered into various milling supplier and procurement arrangements which cover certain of the Company's durum and semolina requirements. These supplier arrangements have various expiration dates through December 31, 2009. John Miller, President and CEO of Miller Milling, is a stockholder, through Miller Pasta LLC, and a Board member of New World Pasta. Michael Snow, a Director of Miller Milling, is also a stockholder, through Miller Pasta LLC, and a Board member of New World Pasta. C. Mickey Skinner, a member of Miller Milling's Board of Directors, is a stockholder through Miller Pasta LLC and a Board member of New World Pasta.

      New World Pasta is a party to employment agreements with certain executive officers and directors of New World Pasta. The total amount due under these agreements was $2.1 million and $2.4 million at December 31, 2001, and 2000, respectively.

22.      Subsidiary Financial Information

      As of December 31, 2001, the Company had six wholly-owned subsidiaries (collectively, the "Subsidiaries"). Certain of these Subsidiaries have, jointly and severally, fully and unconditionally guaranteed the obligations of the Company with respect to the Notes. The covenants of the Notes and the Credit Facility do not restrict the ability of the Subsidiaries to make cash distributions to the Company. Set forth below is consolidating financial information for the parent company, subsidiaries that are guarantors of the Notes and all other subsidiaries. The consolidating financial information may not necessarily be indicative of the results of operations or financial position had the Subsidiaries operated as independent entities.

                                                                       Subsidiary
Balance Sheets                                                         Guarantors        All Other
                                                         Parent         of Debt        Subsidiaries         Total
                                                       -----------    -------------    --------------    ------------
                                                                                (in thousands)
ASSETS
Current assets:
     Cash and cash equivalents                          $  1,114              20             1,993           3,127
     Trade and other receivables, net                     43,014             522            23,133          66,669
     Inventories                                          28,777           4,027             9,710          42,514
     Prepaid expenses and other current assets             1,379              11             1,461           2,851
     Deferred income taxes                                12,645             164              (138)         12,671
                                                       -----------    -------------    --------------    ------------

         Total current assets                             86,929           4,744            36,159         127,832
                                                       -----------    -------------    --------------    ------------

Property, plant and equipment, net                        72,348          37,963            16,702         127,013
Deferred income taxes                                     88,180              --              (921)         87,259
Intangible assets and other assets, net                   60,978          11,724             4,045          76,747
Deferred debt costs, net                                   7,323              --                --           7,323
                                                       -----------    -------------    --------------    ------------

         Total assets                                   $315,758          54,431            55,985         426,174
                                                       ===========    =============    ==============    ============

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:

   Current portion of long-term debt                    $   1,285             --                --           1,285
   Accounts payable:
      Trade                                               23,069             677            23,372          47,118
      Related parties                                      3,484              --              (112)          3,372
      Intercompany                                       (24,838)           (478)           25,316              --
   Accrued interest expense                                5,469              --                --           5,469
   Accrued marketing expense                               8,481              --             2,161          10,642
   Other accrued expenses                                 16,033             343             3,122          19,498
                                                       -----------    -------------    --------------    ------------

         Total current liabilities                        32,983             542            53,859          87,384
                                                       -----------    -------------    --------------    ------------
Long term-debt, less current maturities                  326,559              --                --         326,559
Employee benefit liabilities                               9,915              --             1,072          10,987


                                      F25



Other long-term liabilities                                4,157              --             1,865           6,022
                                                       -----------    -------------    --------------    ------------
                  Total liabilities                      373,614             542            56,796         430,952
                                                       -----------    -------------    --------------    ------------
Mandatorily redeemable common stock                          792              --                --             792
Stockholders' deficit:
    Intercompany                                         (53,714)         53,714                --              --
    Common stock                                             483              --                --             483
    Additional paid-in-capital                           299,309              --                --         299,309
    Accumulated other comprehensive loss                  (2,188)             --              (352)         (2,540)
    Accumulated deficit                                 (302,538)            175              (459)       (302,822)
                                                       -----------    -------------    --------------    ------------
          Total stockholders' equity (deficit)           (58,648)         53,889              (811)         (5,570)
                                                       -----------    -------------    --------------    ------------
Total liabilities and stockholders' equity (deficit)    $315,758          54,431            55,985         426,174
                                                       ===========    =============    ==============    ============
Statements of Operations

Net sales                                               $302,472          50,260            47,016         399,748
Cost of sales                                            164,303          32,537            34,404         231,244
                                                       -----------    -------------    --------------    ------------
Gross profit                                             138,169          17,723            12,612         168,504
Selling and marketing expenses                            86,799          15,599            11,771         114,169
General and administrative expenses                       12,877           1,580             1,113          15,570
Restructuring and integration costs                       20,136             (10)               --          20,126
                                                       -----------    -------------    --------------    ------------
Income from operations                                    18,357             554              (272)         18,639
Other income                                               8,136              --                --           8,136
Interest expense, net                                    (28,948)            (12)             (188)        (29,148)
                                                       -----------    -------------    --------------    ------------
Income (loss) before income taxes                         (2,455)            542              (460)         (2,373)
Income tax expense (benefit)                                (507)            367                --            (140)
                                                       -----------    -------------    --------------    ------------
Net income (loss)                                      $  (1,948)            175              (460)         (2,233)
                                                       ===========    =============    ==============    ============
Statement of Cash Flows

Cash flows from operating activities:
    Net income (loss)                                  $  (1,948)            175              (460)         (2,233)

    Adjustments to reconcile net income (loss) to
       net cash provided by operating activities:
    Depreciation and amortization                         15,231              --             1,132          16,363
    Non-cash interest expense                              2,221              --                --           2,221
    Effect of non-cash charges for equipment writedowns   12,699              --                --          12,699
    Amortization of deferred debt costs                    1,406              --                --           1,406
    Compensation expense from issuance of stock              344              --                --             344
    Deferred income taxes                                 (1,013)             --                --          (1,013)
    Changes in assets and liabilities, net of effect
       of acquisition:
     Trade and other receivables                         (24,833)            112           (10,024)        (34,745)
     Inventories                                          (2,911)             --             2,122            (789)
     Prepaid expenses and other warrant assets             1,093            (175)             (515)            403
     Other long-term assets                               (3,227)            164             2,947            (116)
     Accounts payable                                     14,811             219             7,240          22,270
     Accrued interest expense                               (549)             --                --            (549)
     Accrued marketing expense                            (4,742)             --             1,190          (3,552)
     Other accrued expenses and other liabilities         (4,077)           (475)             (318)         (4,870)
                                                       -----------    -------------    --------------    ------------
Net cash provided by operating activities                  4,505              20             3,314           7,839
                                                       -----------    -------------    --------------    ------------
Cash flows from investing activities:
    Purchase of business, net of cash acquired           (49,883)             --                --         (49,883)
    Acquisition of property, plant and equipment         (10,342)             --            (1,321)        (11,663)
                                                       -----------    -------------    --------------    ------------
    Net cash used in investing activities                (60,225)             --            (1,321)        (61,546)
                                                       -----------    -------------    --------------    ------------
Cash flows from financing activities:
    Proceeds from issuance of debt                        41,044              --                --          41,044
    Repayment of debt                                     (3,147)             --                --          (3,147)
    Deferred debt costs                                     (752)             --                --            (752)


                                      F26


    Issuance of warrants                                  10,746              --                --          10,746
                                                       -----------    -------------    --------------    ------------
    Net cash provided by financing activities             47,891              --                --          47,891
                                                       -----------    -------------    --------------    ------------
Effect of exchange rate changes on cash                     (599)             --                --            (599)
                                                       -----------    -------------    --------------    ------------
Net increase (decrease) in cash and cash equivalents      (8,428)             20             1,993          (6,415)
Cash and cash equivalents at beginning of year             9,542              --                --           9,542
                                                       -----------    -------------    --------------    ------------
Cash and cash equivalents at end of year               $    1,114             20             1,993           3,127
                                                       ===========    =============    ==============    ============

23. Quarterly Financial Data - Unaudited

    Summary quarterly results were as follows (in thousands):

                                         First            Second           Third           Fourth
                                        Quarter          Quarter          Quarter          Quarter          Total
                                      -------------    -------------    -------------    ------------    -------------
Year ended December 31, 2001:
   Net sales                           $ 76,355           69,617          114,023          139,753         399,748
   Gross profit                          33,951           30,175           48,633           55,745         168,504
   Income (loss) from operations          7,589            7,163           (6,971)          10,858          18,639
   Net income (loss)                        266              176          (10,670)           7,995          (2,233)

Year ended December 31, 2000:
   Net sales                           $ 81,999           72,448           75,138           70,444         300,029
   Gross profit                          36,950           31,633           33,074           32,822         134,479
   Income from operations                 5,237            3,079            7,445           10,481          26,242
   Net income (loss)                     (1,068)          (2,697)               1            2,045          (1,719)

     The above quarterly financial data reflect retroactive application of the new accounting method discussed at Note 5.


                                      F27