Form 10-Q
period 2002-03-30
NEW WORLD PASTA CO
filed 2002-05-13
CIK 1081878

                                  United States
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549
                                    Form 10-Q

           X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
           -             SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 30, 2002

    ___ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
                               EXCHANGE ACT OF 1934

                   For the Transition Period from_____to_____

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

As of May 10, 2002, the registrant had 48,538,971 shares of common stock outstanding.

                             NEW WORLD PASTA COMPANY
                               INDEX TO FORM 10-Q

                                                                                                 Page
PART I.       FINANCIAL INFORMATION

              ITEM 1.  FINANCIAL STATEMENTS

                        Consolidated Balance Sheets as of March 30, 2002                          1
                        (unaudited) and December 31, 2001

                        Consolidated Statements of Operations (unaudited) for                     2
                        the three months ended March 30, 2002 and April 1, 2001

                        Consolidated Statements of Cash Flows (unaudited)                         3
                        for the three months ended March 30, 2002 and
                        April 1, 2001

                        Consolidated Statement of Stockholders' Deficit (unaudited) for           4
                        the three months ended March 30, 2002

                        Notes to Consolidated Financial Statements                                5

              ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS                                     11
                        OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

              ITEM 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT                           14
                        MARKET RISK

PART II.      OTHER INFORMATION

              ITEM 1.   LEGAL PROCEEDINGS                                                        15

              ITEM 2.   CHANGES IN SECURITIES                                                    15

              ITEM 3.   DEFAULTS UPON SENIOR SECURITIES                                          15

              ITEM 4.   SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS                        15

              ITEM 5.   OTHER INFORMATION                                                        15

              ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K                                         15

PART I  -  FINANCIAL INFORMATION
ITEM 1. -  FINANCIAL STATEMENTS

                             NEW WORLD PASTA COMPANY
                           CONSOLIDATED BALANCE SHEETS
                 As of March 30, 2002 and December 31, 2001
                 (in thousands, except share and per share data)

                                                                         (unaudited)
                                                                          March 30,          December 31,
                                                                            2002                 2001
                                                                        ------------         ------------
ASSETS
     Current assets:
          Cash and cash equivalents                                       $   3,613                3,127
          Trade and other receivables, net                                   53,164               66,669
          Inventories                                                        57,554               42,514
          Prepaid expenses and other current assets                           3,026                2,851
          Deferred income taxes                                              11,924               12,671
                                                                        ------------         ------------
                  Total current assets                                      129,281              127,832
                                                                        ------------         ------------
     Property, plant and equipment, net                                     125,765              127,013
     Deferred income taxes                                                   90,779               87,259
     Intangible assets and other assets, net                                 76,117               76,747
     Deferred debt costs, net                                                 6,956                7,323
                                                                        ------------         ------------
         Total assets                                                     $ 428,898              426,174
                                                                        ============         ============
LIABILITIES AND STOCKHOLDERS' DEFICIT
     Current liabilities:
          Loans payable and current portion of long-term debt             $  11,961                1,285
          Accounts payable:
              Trade                                                          52,251               47,118
              Related parties                                                 3,744                3,372
          Accrued interest expense                                            1,947                5,469
          Accrued marketing expense                                          10,347               10,642
          Other accrued expenses                                             14,548               19,498
                                                                        ------------         ------------
                  Total current liabilities                                  94,798               87,384
                                                                        ------------         ------------
     Long-term debt, less current maturities                                327,619              326,559
     Employee benefit liabilities                                            11,399               10,987
     Other long-term liabilities                                              5,501                6,022
                                                                        ------------         ------------
         Total liabilities                                                  439,317              430,952
                                                                        ------------         ------------
     Mandatorily redeemable common stock, $.01 par value; $2.944 liquidation value; 269,080 shares issued and outstanding as
          of March 30, 2002 and December 31, 2001                               792                  792

     Stockholders' deficit:
          Common stock, $.01 par value; 120,000,000 shares authorized as of March 30, 2002 and December 31, 2001; 48,269,891
            shares issued and outstanding as of March 30, 2002 and
            December 31, 2001                                                   483                  483
          Additional paid-in capital                                        299,309              299,309
          Accumulated other comprehensive losses                             (2,582)              (2,540)
          Accumulated deficit                                              (308,421)            (302,822)
                                                                        ------------         ------------
           Total stockholders' deficit                                      (11,211)              (5,570)
                                                                        ------------         ------------
       Total liabilities and stockholders' deficit                        $ 428,898              426,174
                                                                        ============         ============

See accompanying notes to consolidated financial statements.

                             NEW WORLD PASTA COMPANY
                      CONSOLIDATED STATEMENTS OF OPERATIONS
           for the three months ended March 30, 2002 and April 1, 2001
                                   (unaudited)
                                 (in thousands)


                                                 Three Months Ended
                                         March 30, 2002        April 1, 2001
                                        ------------------    ----------------

 Net sales                                   $  93,519               60,251
 Cost of sales                                  73,537               42,404
                                        ------------------    ----------------

 Gross profit                                   19,982               17,847
 Selling and marketing expenses                  7,909                7,247
 General and administrative expenses             5,858                3,011
 Integration costs                               6,738                   --
                                        ------------------    ----------------

 Income (loss) from operations                    (523)               7,589
 Interest expense, net                           7,794                7,135
                                        ------------------    ----------------

 Income (loss) before income taxes              (8,317)                 454
 Income tax expense (benefit)                   (2,718)                 188
                                        ------------------    ----------------

 Net income (loss)                          $   (5,599)                 266
                                        ==================    ================


See accompanying notes to consolidated financial statements.

                             NEW WORLD PASTA COMPANY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
           for the three months ended March 30, 2002 and April 1, 2001
                                   (unaudited)
                                 (in thousands)

                                                                          March 30, 2002           April 1, 2001
                                                                        ------------------       -----------------
Cash flows from operating activities:
  Net income (loss)                                                         $  (5,599)                    266

  Adjustment to reconcile net income (loss) to net cash
   provided by (used in) operating activities:
     Depreciation and amortization                                              5,305                   3,280
     Non-cash interest expense                                                  1,381                      --
     Amortization of deferred debt costs                                          367                     330
     Deferred income taxes                                                     (2,773)                    188
     Compensation expense from issuance of stock                                   --                      27
     Changes in assets and liabilities:
       Trade and other receivables                                             13,505                   1,924
       Inventories                                                            (15,040)                 (4,757)
       Prepaid expenses and other current assets                                 (175)                 (1,089)
       Other long-term assets                                                     (58)                     --
       Accounts payable                                                         5,505                   3,923
       Accrued interest expense                                                (3,522)                 (3,770)
       Accrued marketing expense                                                 (295)                  1,358
       Other accrued expenses and other liabilities                            (5,006)                 (1,603)
                                                                        ------------------       -----------------

     Net cash provided by (used in) operating activities                       (6,405)                     77
                                                                        ------------------       -----------------
Cash flows from investing activities:
   Acquisition of property, plant and equipment                                (3,439)                 (1,297)
                                                                        ------------------       -----------------

     Net cash used in investing activities                                     (3,439)                 (1,297)
                                                                        ------------------       -----------------
Cash flows from financing activities:
   Proceeds from issuance of debt                                                 761                     388
   Borrowings from revolver                                                    10,000                      --
   Repayment of debt                                                             (406)                   (412)
                                                                        ------------------       -----------------

     Net cash provided by (used in) financing activities                       10,355                     (24)
                                                                        ------------------       -----------------

Effect of exchange rate changes on cash                                           (25)                     --
                                                                        ------------------       -----------------

Net increase (decrease) in cash and cash equivalents                              486                  (1,244)
Cash and cash equivalents at beginning of period                                3,127                   9,542
                                                                        ------------------       -----------------

Cash and cash equivalents at end of period                                  $   3,613                   8,298
                                                                        ==================       =================

Supplemental disclosures of cash flow information:
   Cash paid during the periods for:
    Interest                                                                $   9,762                  10,582

Non-cash investing and financing activities:
    Preferred stock dividend                                                       --                   3,425

See accompanying notes to consolidated financial statements.

                             NEW WORLD PASTA COMPANY
                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' DEFICIT
                    for the three months ended March 30, 2002
                                   (unaudited)
                        (in thousands, except share data)

                                                                     Additional      Accumulated
                                                Common Stock           Paid-in       Other Compre-     Accumulated
                                            Shares       Amount        Capital      hensive Losses       Deficit          Total
                                         ------------ ------------  ------------- -----------------  ---------------  -------------
Balance at December 31, 2001              48,269,891    $   483         299,309         (2,540)         (302,822)          (5,570)

Net loss                                          --         --              --             --            (5,599)          (5,599)

Other comprehensive gain (losses):
  Foreign currency translation
   adjustment, net of tax benefit of $48          --         --              --            (70)               --              (70)
  Minimum pension liability
   adjustment, net of tax benefit of $149         --         --              --           (256)               --             (256)
  Net derivative gain, net of tax of $174         --         --              --            284                --              284
                                         ------------ ------------  ------------- -----------------  ---------------  -------------

Balance at March 30, 2002                 48,269,891    $   483         299,309         (2,582)         (308,421)         (11,211)
                                         ============ ============  ============= =================  ===============  =============

See accompanying notes to consolidated financial statements.

NEW WORLD PASTA COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.   Basis of Presentation

     The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the instructions to Form 10-Q and
Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the quarter ended March 30, 2002 are not necessarily indicative of the results that may be expected for the year ending December 31, 2002. These financial statements should be read in conjunction with management's discussion and analysis of financial condition and results of operations included in Item
2. In addition, for further disclosures, see the audited financial statements and the footnotes thereto included in New World Pasta Company's Annual Report on Form 10-K for the year ended December 31, 2001.

     New World Pasta Company ("New World Pasta" or the "Company") uses a calendar year annual reporting period, with interim reporting broken down into 4-4-5 (4 week - 4 week - 5 week) monthly periods within each quarterly period. The Company's quarterly periods in 2002 end on March 30, June 29, and September 28 compared to April 1, July 1 and September 30 during 2001.

2.   Reclassifications

     Certain reclassifications have been made to prior period amounts to conform to current year presentation.

3.   Inventories

     The components of inventories are as follows:

                                      March 30,             December 31,
                                         2002                   2001
                                  -------------------     -----------------
                                               (in thousands)
     Raw materials                 $     15,831                 12,133
     Work in process                        571                    581
     Finished goods                      41,152                 29,800
                                  -------------------      -----------------

          Total inventories        $     57,554                 42,514
                                  ===================     =================


4.   Restructuring and Integration Costs

     On July 30, 2001, the Company acquired the dry pasta business of Borden Foods Corporation ("Borden") and certain of its affiliates (collectively, "Borden Pasta Brands") ("Acquisition") for an aggregate purchase price of $45.6 million.

     In conjunction with the Acquisition, the Company developed a plan to restructure and integrate the Borden Pasta Brands' operations into the Company's operations. In connection with the plan, a restructuring reserve of $3.6 million was recorded in the third quarter of 2001. The reserve includes costs for the closure of Borden Pasta Brands' facilities in Chicago (Illinois) and Lethbridge (Alberta, Canada) and related personnel rationalizations. The plan anticipated that personnel employed at the facilities would be displaced. The following summarizes the accrual balances as of December 31, 2001 and cash payments made during the three months ended March 30, 2002 (in thousands):

                                        Accrual                               Remaining
                                      Balance at            Cash            Accruals at
                                   December 31, 2001      Payments         March 30, 2002
                                ----------------------  -------------   ---------------------
Severance costs                         $  1,703           (1,703)                --
Contractual obligations and
  other facility exit costs                  520             (367)               153
                                ----------------------  -------------   ---------------------

Total                                   $  2,223           (2,070)               153
                                ======================  =============   =====================

     As a result of the Acquisition, the Company had assumed a co-pack agreement with H.J. Heinz Company of Canada, Ltd. ("Heinz Canada") to produce certain sauces at the Company's Montreal, Canada facility. Heinz Canada has provided notice that they plan to terminate the agreement, which will result in the cessation of the production of sauce for Heinz Canada at the Company's Montreal facility in May 2002. The Company anticipates that the impact associated with the loss of this contract will be recorded in the second quarter of 2002 when the costs can be reasonably estimated.

     During 2001, the Company also recorded a restructuring and integration charge of $20.1 million, including $17.4 million for restructuring and $2.7 million for integration costs. The restructuring relates to the closure of the Company's manufacturing facilities in Lebanon (Pennsylvania), Louisville (Kentucky) and Omaha (Nebraska) in connection with the integration of the Borden Pasta Brands acquisition. The closing of the facilities was announced in September 2001. The Lebanon plant ceased operations during the fourth quarter of 2001, and it is currently anticipated that the Louisville and Omaha plants will cease operations during 2002. The restructuring anticipates that personnel employed at the facilities will be displaced. Included in the restructuring charge is a non-cash charge of $12.7 million for impairment of equipment, and accruals for cash charges of $4.7 million. Additional costs incurred and cash payments made during the three months ended March 30, 2002 are as follows (in thousands):

                                       Accrual                                                        Remaining
                                     Balance at               Additional             Cash            Accruals at
                                  December 31, 2001         Costs Incurred         Payments         March 30, 2002
                                ----------------------     -----------------     -------------    -------------------
Severance costs                     $   1,561                       --                 (47)              1,514
Contractual obligations and
     other facility exit costs          1,891                       --                (197)              1,694
                                ----------------------     -----------------     -------------    -------------------
Total restructuring charges             3,452                       --                (244)              3,208

Integration costs                        --                       6,738             (6,738)                 --
                                ----------------------     -----------------     -------------    -------------------
Total restructuring and
     integration costs              $   3,452                     6,738             (6,982)              3,208
                                ======================     =================     =============    ===================

The integration costs are predominately equipment relocation costs, and transitional costs due to the shift of production and warehousing of products among remaining facilities due to the Acquisition and the restructuring plan.

5.   Loans Payable

     During the first quarter of 2002, the Company borrowed $10.0 million under the existing revolving loan facility, which expires in 2005. The effective interest rate on the borrowing as of March 30, 2002, was 5.2%.

6.   Segment Reporting

     The Company operates in one industry segment; the manufacture and sale of quality pasta products.

     The Company has operations in three geographic segments: United States, Canada and all other. The Company manages the non-U.S. operations as separate segments of the business. The table below represents the Company's operating results by segment (in thousands):

                                                      Three Months
                                                         Ended
                                                     March 30, 2002
                                                 ----------------------
   Net sales:
            U.S.                                      $     70,281
            Canada                                          16,218
            Other                                            7,020
                                                 ----------------------

            Total                                     $     93,519
                                                 ======================

   Income (loss) from operations:
            U.S.                                      $        337
            Canada                                            (484)
            Other                                             (376)
                                                 ----------------------

            Total                                     $       (523)
                                                 ======================

   Total assets as of March 30, 2002:
            U.S.                                      $    379,226
            Canada                                          32,271
            Other                                           17,401
                                                 ----------------------

            Total                                     $    428,898
                                                 ======================

7.   Comprehensive Loss

     Comprehensive loss is determined as follows (in thousands):

                                                               Three Months Ended
                                                      March 30, 2002         April 1, 2001
                                                    -------------------    ------------------
     Net income (loss)                                 $  (5,599)                  266
     Other comprehensive losses:
         Foreign currency translation
              adjustment, net of tax benefit of $48          (70)                   --
         Minimum pension liability adjustment,
              net of tax benefit of $149                    (256)                   --
         Net derivative gain (loss), net of tax
              benefit (expense) of ($174) and $319           284                  (691)
                                                    -------------------    ------------------

     Comprehensive loss                                $  (5,641)                 (425)
                                                    ===================    ==================

8.   New Accounting Standards

     In November 2001, the Emerging Issues Task Force ("EITF") finalized Issue No. 01-9 "Accounting for Consideration Given by a Vendor to a Customer (Including a Reseller of the Vendor's Products)," which codified the matters discussed in Issue No. 00-14, "Accounting for Certain Sales Incentives" and Issue No. 00-25, "Vendor Income Statement Characterization of Consideration from a Vendor to a Retailer." Issue No. 01-9 provides guidance on accounting for certain promotional activities, as well as the accounting for certain consideration from a vendor to an entity that resells the vendor's products. The Company implemented the requirements of this pronouncement in the first quarter of 2002. This pronouncement had a significant impact on the manner in which certain expenses are recorded in the Company's financial statements. Specifically, certain amounts previously reported as selling and marketing expense have been reported as a reduction to net sales. The effect of Issue No. 01-9 was to reduce net sales and selling and marketing expenses by $24.6 million and $16.1 million for the quarters ended March 30, 2002 and April 1, 2001, respectively.

     In June 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 142, "Goodwill and Other Intangible Assets." Under SFAS No. 142, the Company will no longer amortize goodwill, but instead will test those assets for impairment at least annually. Intangible assets with definite useful lives will be amortized over such lives to their estimated residual values. The Company adopted SFAS No. 142 effective January 1, 2002. As a result of adopting SFAS No. 142, the Company has ceased amortization of its goodwill. Within six months of the effective date, the Company is required to assess in accordance with the provisions of the statement, whether there is an indication that goodwill is impaired as of January 1, 2002. As soon as possible after a determination that any goodwill may be impaired, but not later than December 31, 2002, the Company must perform the second step of the transitional impairment test. In the second step, the Company must compare the implied fair value of the goodwill with the carrying amount of such goodwill. Any transitional impairment loss will be recognized as the cumulative effect of a change in accounting principle. Due to the extensive effort needed to accumulate the information required to comply with SFAS No. 142, it is not currently practical to reasonably estimate the impact of adopting this statement on the Company's consolidated financial statements.

     As a result of the adoption of the new accounting method described above, the effect of the accounting changes on net income (loss) as reported for the first quarters of 2002 and 2001 are as follows (in thousands):

                                                Three Months Ended
                                      March 30, 2002           April 2, 2001
                                    --------------------    --------------------

 Net income (loss)                      $   (5,599)                  266
 Add back:  Goodwill amortization               --                   186
                                    --------------------    --------------------

 Adjusted net income (loss)             $   (5,599)                  452
                                    ====================    ====================

     In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." This Statement addresses financial accounting and reporting for the impairment or disposal of long-lived assets. The Statement supersedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of", and the accounting and reporting provisions of Accounting Principles Board Opinion No. 30, "Reporting the Results of Operations - Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions", for the disposal of a segment of a business (as previously defined in that Opinion). The provisions of this statement are effective on January 1, 2002. The adoption of this statement had no impact on the Company's consolidated financial statements.

9.    Subsidiary Financial Information

      As of March 30, 2002, the Company had six wholly-owned subsidiaries (collectively, the "Subsidiaries"). Certain of these Subsidiaries have, jointly and severally, fully and unconditionally guaranteed the obligations of the Company with respect to the Company's outstanding 9.25% senior subordinated notes due 2009 ("Notes"). The covenants of the Notes and the Company's credit facility do not restrict the ability of the Subsidiaries to make cash distributions to the Company. Set forth below is consolidating financial information for the parent company, subsidiaries that are guarantors of the Notes and all other subsidiaries. The consolidating financial information may not necessarily be indicative of the results of operations or financial position had the Subsidiaries operated as independent entities.

                                                                           Subsidiary
                                                                           Guarantors         All Other
                                                            Parent           of Debt         Subsidiaries        Total
                                                          ------------    --------------    ---------------    -----------
Balance Sheets                                                                      (in thousands)
ASSETS
Current assets:

     Cash and cash equivalents                            $   1,976               19              1,618            3,613
     Trade and other receivables, net                        36,049              708             16,407           53,164
     Inventories                                             42,398            4,984             10,172           57,554
     Prepaid expenses and other current assets                2,244               11                771            3,026
     Deferred income taxes                                   11,760              164                 --           11,924
                                                          ------------    --------------    ---------------    -----------

         Total current assets                                94,427            5,886             28,968          129,281
                                                          ------------    --------------    ---------------    -----------

Property, plant and equipment, net                           78,240           30,563             16,962          125,765
Deferred income taxes                                        91,973               --             (1,194)          90,779
Intangible assets and other assets, net                      60,327           11,755              4,035           76,117
Deferred debt costs, net                                      6,956               --                 --            6,956
                                                          ------------    --------------    ---------------    -----------

         Total assets                                      $331,923           48,204             48,771          428,898
                                                          ============    ==============    ===============    ===========

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
   Loans payable and current portion of long-term debt    $  11,961               --                 --           11,961
   Accounts payable:
      Trade                                                  32,654              611             18,986           52,251
      Related parties                                         3,744               --                 --            3,744
      Intercompany                                          (23,147)            (305)            23,452               --
   Accrued interest expense                                   1,732               --                215            1,947
   Accrued marketing expense                                  8,034               --              2,313           10,347
   Other accrued expenses                                    11,344              387              2,817           14,548
                                                          ------------    --------------    ---------------    -----------

         Total current liabilities                           46,322              693             47,783           94,798
                                                          ------------    --------------    ---------------    -----------

Long term-debt, less current maturities                     327,619               --                 --          327,619
Employee benefit liabilities                                 10,257               --              1,142           11,399
Other long-term liabilities                                   3,586               --              1,915            5,501
                                                          ------------    --------------    ---------------    -----------

                  Total liabilities                         387,784              693             50,840          439,317
                                                          ------------    --------------    ---------------    -----------

Mandatorily redeemable common stock                             792               --                 --              792
Stockholders' deficit:
    Intercompany                                            (47,302)          47,302                 --               --
    Common stock                                                483               --                 --              483
    Additional paid-in-capital                              299,309               --                 --          299,309
    Accumulated other comprehensive losses                   (1,906)              --               (676)          (2,582)
    Accumulated deficit                                    (307,237)             209             (1,393)        (308,421)
                                                          ------------    --------------    ---------------    -----------

          Total stockholders' equity (deficit)              (56,653)          47,511             (2,069)         (11,211)
                                                          ------------    --------------    ---------------    -----------

Total liabilities and stockholders' equity (deficit)       $331,923           48,204             48,771          428,898
                                                          ============    ==============    ===============    ===========

                                                                           Subsidiary
                                                                           Guarantors         All Other
                                                            Parent           of Debt         Subsidiaries         Total
                                                          ------------    --------------    ---------------    -----------
Statements of Operations

Net sales                                                  $ 70,281              613             22,625           93,519
Cost of sales                                                52,454              425             20,658           73,537
                                                          ------------    --------------    ---------------    -----------

Gross profit                                                 17,827              188              1,967           19,982
Selling and marketing expenses                                6,263               76              1,570            7,909
General and administrative expenses                           4,550               58              1,250            5,858
Integration costs                                             6,678               --                 60            6,738
                                                          ------------    --------------    ---------------    -----------

Income (loss) from operations                                   336               54               (913)            (523)
Interest expense, net                                         7,774               --                 20            7,794
                                                          ------------    --------------    ---------------    -----------

Income (loss) before income taxes                            (7,438)              54               (933)          (8,317)
Income tax expense (benefit)                                 (2,739)              21                 --           (2,718)
                                                          ------------    --------------    ---------------    -----------

Net income (loss)                                         $  (4,699)              33               (933)          (5,599)
                                                          ============    ==============    ===============    ===========

                                                                           Subsidiary
                                                                           Guarantors         All Other
                                                            Parent           of Debt         Subsidiaries         Total
                                                          ------------    --------------    ---------------    -----------
Statements of Cash Flows

Cash flows from operating activities:
    Net income (loss)                                     $  (4,699)              33               (933)          (5,599)

    Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:

    Depreciation and amortization                             4,721               --                584            5,305
    Non-cash interest expense                                 1,381               --                 --            1,381
    Amortization of deferred debt costs                         367               --                 --              367
    Deferred income taxes                                    (2,913)              --                140           (2,773)
    Changes in assets and liabilities:
     Trade and other receivables                              6,966             (186)             6,725           13,505
     Inventories                                            (14,578)              --               (462)         (15,040)
     Prepaid expenses and other current assets                 (473)              --                298             (175)
     Other long-term assets                                     (36)              --                (22)             (58)
     Accounts payable                                        11,860              108             (6,463)           5,505
     Accrued interest expense                                (3,737)              --                215           (3,522)
     Accrued marketing expense                                 (447)              --                152             (295)
     Other accrued expenses and other liabilities            (5,418)              44                368           (5,006)
                                                          ------------    --------------    ---------------    -----------

Net cash provided by (used in) operating activities          (7,006)              (1)               602           (6,405)
                                                          ------------    --------------    ---------------    -----------

Cash flows from investing activities:
    Acquisition of property, plant and equipment             (2,487)              --               (952)          (3,439)
                                                          ------------    --------------    ---------------    -----------

    Net cash used in investing activities                    (2,487)              --               (952)          (3,439)
                                                          ------------    --------------    ---------------    -----------

Cash flows from financing activities:
    Proceeds from issuance of debt                              761               --                 --              761
    Borrowings from revolver                                 10,000               --                 --           10,000
    Repayment of debt                                          (406)              --                 --             (406)
                                                          ------------    --------------    ---------------    -----------

    Net cash provided by financing activities                10,355               --                 --           10,355
                                                          ------------    --------------    ---------------    -----------

Effect of exchange rate on cash                                  --               --                (25)             (25)
                                                          ------------    --------------    ---------------    -----------

Net increase (decrease) in cash and cash equivalents            862               (1)              (375)             486
Cash and cash equivalents at beginning of period              1,114               20              1,993            3,127
                                                          ------------    --------------    ---------------    -----------

Cash and cash equivalents at end of period                $   1,976               19              1,618            3,613
                                                          ============    ==============    ===============    ===========

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

     In the discussion set forth below, readers can identify many of the forward-looking statements by their use of such verbs as "expects", "anticipates", "believes", "estimates", "intends", "plans" or similar verbs or conjugations of such verbs. If the assumptions prove incorrect or should unanticipated circumstances arise, our actual results could materially differ from those anticipated by such forward-looking statements. Differences could be the result of any number or combination of factors, including the following:

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

General

     The Company is a leading manufacturer, marketer and distributor of dry pasta and noodles in the U.S. and Canada, and manufactures, markets and distributes dry pasta in Italy. While much of our dry pasta sales are in the retail markets, which include both branded and private label products, we also participate in the foodservice and industrial markets.

     Our primary business is the production of dry pasta, which we market and sell under various regional brands. Many of our principal brands, including RONZONI, CREAMETTE, SAN GIORGIO and AMERICAN BEAUTY in the U.S., and CATELLI and LANCIA in Canada, are among the top brands in the U.S. and Canada according to Information Resources Inc., an independent market research firm ("IRI"), and management information. Our other brands in the U.S. or Canada include SKINNER, PRINCE, P&R, IDEAL, SPLENDOR, HEALTHY HARVEST, ALBADORO and MRS. WEISS'. We also have two brands in Italy, ALBADORO and MONDER. We also produce and market noodle products in the U.S. or Canada under the brand names LIGHT `N FLUFFY, AMERICAN BEAUTY, RONZONI, CREAMETTE, GOODMAN'S, SKINNER, MRS. WEISS', LANCIA, P&R and IDEAL.

Results of Operations

Three Months Ended March 30, 2002 Compared With Three Months Ended April 1, 2001
--------------------------------------------------------------------------------

     Net Sales
     ---------

     Net sales (net of effect of sales promotions as defined by EITF Issue No. 01-9) for the first quarter of 2002 increased by $33.3 million, or 55.2%, from the first quarter of 2001, primarily due to the Acquisition. Excluding the impact of the Acquisition, net sales declined by $5.3 million, or 8.7%, from the first quarter of 2001. This decrease was primarily due to reduced shipments as a result of the Company's decision to withdraw sales promotional activities on certain pasta brands from February 10 to April 15, 2002. This decision was made to better balance customer demand against manufacturing and distribution capacity during the on-going implementation of the Company's restructuring and integration plan related to the Acquisition. The Company expects to resume its planned sales promotional activities during the second quarter of 2002.

     Cost of Sales
     -------------

     Cost of sales for the first quarter of 2002 increased by $31.1 million, or 73.4%, from the first quarter of 2001, primarily due to the Acquisition. Excluding the impact of the Acquisition, cost of sales declined by $3.1 million, or 7.3%, from the first quarter of 2001. This decline is primarily due to the reduction in net sales, as discussed above, offset by higher raw material prices, particularly durum/semolina costs.

     Gross Profit
     ------------

     Gross profit for the first quarter of 2002 increased by $2.1 million, or 12.0%, from the first quarter of 2001, primarily due to the Acquisition. Gross profit as a percentage of net sales decreased to 21.4% for the first quarter of 2002 from 29.6% for the first quarter of 2001, primarily due to lower gross margins with acquired brands. Excluding the impact of the Acquisition, gross profit decreased by $2.2 million, or 12.2%, from the first quarter of 2001, primarily as a result of lower sales volumes. Excluding the impact of the Acquisition, gross profit as a percentage of net sales decreased to 22.5% for the first quarter of 2002 from 23.4% in the first quarter of 2001.

     Selling and Marketing Expenses
     ------------------------------

     Selling and marketing expenses (excluding the effect of sales promotions as defined by EITF Issue No. 01-9) for the first quarter of 2002 increased by $0.7 million or 9.1% from the first quarter of 2001, primarily due to the Acquisition. Excluding the impact of the Acquisition, selling and marketing expenses decreased by $1.6 million, or 22.3%, as part of the Company's strategy to control spending during a period of lower sales volumes.

     General and Administrative Expenses
     -----------------------------------

     General and administrative expenses for the first quarter of 2002 increased by $2.8 million or 94.6% from the first quarter of 2001, primarily due to administrative support of foreign operations, growth of the Company's infra-structure to support acquired businesses, and higher amortization costs for the intangible assets acquired in the Acquisition, offset by discontinuance of goodwill amortization.

     Integration Costs
     -----------------

     During the third quarter of 2001, as a result of the Acquisition, the Company implemented a plan to restructure its operations. The Company announced the closing of three of its pre-Acquisition plants and two plants acquired in the Acquisition, and has restructured the staffing and organization of certain other plants. This plan is expected to be completed in 2002 and is expected to cost approximately $35.0 million. The Company has incurred a cumulative amount of $17.4 million and $9.4 million in restructuring and integration costs, respectively, associated with this plan through March 30, 2002, which includes $6.7 million of integration costs incurred in the first quarter of 2002.

     Income (Loss) from Operations
     -----------------------------

     Income (loss) from operations for the first quarter of 2002, was a loss of $0.5 million compared to income of $7.6 million in the first quarter of 2001, a decrease of $8.1 million, primarily due to the decrease in sales volumes and the increase in general and administrative expenses.

     Interest Expense, Net
     ---------------------

     Interest expense, net for the first quarter of 2002, increased $0.7 million or 9.2% from the first quarter of 2001 as a result of higher debt levels due to the Acquisition, partially offset by lower interest rates during the quarter.

     Income Tax Expense (Benefit)
     ----------------------------

     The income tax benefit of $2.7 million for the first quarter of 2002 reflects the application of the estimated annual effective income tax rate for the U.S., Canada and Italy to the respective year-to-date income (loss) before income taxes, adjusted for a valuation allowance of $0.4 million for state and foreign income tax benefits that management believes are unlikely to be realized. The prior year first quarter income tax expense of $0.2 million reflected the application of the estimated annual effective income tax rate to the year-to-date income before income taxes. There were no foreign subsidiaries or foreign income taxes in the first quarter of 2001.

     Net Income (Loss)
     -----------------

     The Company reported a net loss of $5.6 million for the first quarter of 2002 compared to net income of $0.3 million in the first quarter of 2001. The change in net income (loss) of $5.9 million is primarily attributed to the integration charge of $6.7 million, and the reduction in gross profit on the base business by $2.2 million, offset by incremental profit due to the Acquisition and a tax benefit of $2.7 million.

Liquidity and Capital Resources

     Our primary sources of liquidity are cash provided by operations and borrowings under the Company's credit facility. Cash and cash equivalents totaled $3.6 million at March 30, 2002 and $3.1 million at December 31, 2001; working capital was $34.5 million at March 30, 2002 compared to $40.4 million at December 31, 2001. The current ratio was 1.4 at March 30, 2002 compared to 1.5 at December 31, 2001.

     Net cash used in operating activities was $6.4 million for the quarter ended March 30, 2002 compared to net cash provided of $0.1 million for the similar period in 2001. The increase in cash used in operations is due primarily to the net loss of $5.6 million, and an increase in inventories by $15.0 million in anticipation of expected increases in future demand upon reinstatement of sales promotional activities, partially offset by a decrease in accounts receivable by $13.5 million and an increase in accounts payable by $5.5 million.

     Net cash used in investing activities totaled $3.4 million for the quarter ended March 30, 2002 versus $1.3 million for the same period in 2001. The increase is due to higher capital spending levels at the production facilities associated with the Company's plant consolidation.

     Net cash provided by financing activities for the quarter ended March 30, 2002 totaled $10.4 million, of which $10.0 million pertains to borrowing from the Company's revolver to meet short-term working capital requirements. An additional $10.0 million was available under the revolving credit facility at March 30, 2002.

     The following table summarizes our contractual obligations and other commitments as of March 30, 2002:

                                                                           Payments Due by Period
                                                       ----------------------------------------------------------------
    Contractual Obligations                                                                                 After 5
        (in thousands)                   Total            1 Year          2-3 Years       4-5 Years          Years
--------------------------------     --------------    --------------    ------------    -------------    -------------
Long-term debt                        $  347,782          11,285             2,570          173,927          160,000
Operating leases                          10,247           7,542             2,352              259               94
                                     --------------    --------------    ------------    -------------    -------------

Total contractual obligations         $  358,029          18,827             4,922          174,186          160,094
                                     ==============    ==============    ============    =============    =============

 ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     The Company is subject to market risk associated with some commodity prices and changes in interest rates. To manage the risk of fluctuations in interest rates, our borrowings are a mix of fixed and floating rate obligations. This includes the $160.0 million of notes that bear interest at a 9.25% fixed rate and are due 2009, a Term Loan (current principal balance of $124.6 million), and a revolving credit line (current balance of $10.0 million) that bear interest at a floating rate. On March 30, 2002, the effective interest rate on the Term Loan and the revolving credit line was 6.06% and 5.18%, respectively. In May 1999, we entered into an interest rate swap agreement that converts $50.0 million of this floating interest rate debt to a fixed rate. The interest rate on the portion of the debt covered by the swap is approximately 8.9%. The swap agreement expires June 2, 2002. At March 30, 2002, the fair market value of the 9.25% Notes approximates 96% of the current carrying amount, and the fair market value of the Term Loan B approximates 100.5% of the current carrying amount. The Term Loan C fair value approximates its current carrying amount. A one-percent change in the variable effective rate on the Term Loan B has an annualized impact of approximately $1.0 million for 2002.

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

     None.


ITEM 3.    DEFAULTS UPON SENIOR SECURITIES

     Not applicable.


ITEM 4.    SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS

     None.


ITEM 5.    OTHER INFORMATION

     None.


ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K

     None.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        NEW WORLD PASTA COMPANY

   Date:       May 10, 2002             /s/ Wayne Robison
                                        ----------------------------------------
                                        Wayne Robison
                                        Vice President, Finance
                                        Chief Financial Officer and Treasurer

               May 10, 2002             /s/ Timothy E. Flake
                                        ----------------------------------------
                                        Timothy E. Flake
                                        Controller and Chief Accounting Officer