Form 10-Q
period 2002-06-29
NEW WORLD PASTA CO
filed 2002-08-13
CIK 1081878

                                  United States
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549
                                    Form 10-Q

           X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 29, 2002

      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                 For the Transition Period from ______ to ______

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

                           YES           X          NO_______
                                       ------


As of August 9, 2002, the registrant had 52,014,306 shares of common stock outstanding.

                             NEW WORLD PASTA COMPANY
                               INDEX TO FORM 10-Q

                                                                                           Page
PART I.    FINANCIAL INFORMATION

           ITEM 1.  FINANCIAL STATEMENTS

                     Consolidated Balance Sheets as of June 29, 2002                         1
                     (unaudited) and December 31, 2001

                     Consolidated Statements of Operations (unaudited) for                   2
                     the Three and Six months ended June 29, 2002 and July 1, 2001

                     Consolidated Statements of Cash Flows (unaudited) for the Six           3
                     months ended June 29, 2002 and July 1, 2001

                     Consolidated Statement of Stockholders' Deficit  (unaudited) for        4
                     the Six months ended June 29, 2002

                     Notes to Consolidated Financial Statements                              5

           ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS                                     12
                    OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

           ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT                           17
                    MARKET RISK

PART II.   OTHER INFORMATION                                                                 18

           ITEM 1.   LEGAL PROCEEDINGS                                                       18

           ITEM 2.   CHANGES IN SECURITIES                                                   18

           ITEM 3.   DEFAULTS UPON SENIOR SECURITIES                                         18

           ITEM 4.   SUBMISSION OF MATTERS TO VOTE OF SECURITY  HOLDERS                      18

           ITEM 5.   OTHER INFORMATION                                                       18

           ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K                                        18

PART I  -  FINANCIAL INFORMATION
ITEM 1. -  FINANCIAL STATEMENTS

                             NEW WORLD PASTA COMPANY
                           CONSOLIDATED BALANCE SHEETS
                    As of June 29, 2002 and December 31, 2001
                (in thousands, except share and per share data)


                                                                                June 29,           December 31,
                                                                                  2002                 2001
                                                                             ----------------     ----------------
                                                                               (unaudited)
ASSETS
Current assets:
          Cash and cash equivalents                                            $    3,999                3,127
          Trade and other receivables, net                                         58,986               66,669
          Inventories                                                              62,569               42,514
          Prepaid expenses and other current assets                                 3,926                2,851
          Deferred income taxes                                                    12,411               12,671
                                                                               ------------         ------------
                    Total current assets                                          141,891              127,832
                                                                               ------------         ------------

Property, plant and equipment, net                                                130,577              127,013
Deferred income taxes                                                              90,648               87,259
Intangible assets and other assets, net                                            75,876               76,747
Deferred debt costs, net                                                            6,587                7,323
                                                                               ------------         ------------
                    Total assets                                               $  445,579              426,174
                                                                               ============         ============
LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
          Loans payable and current portion of long-term debt                  $   18,182                1,285
          Accounts payable:
              Trade                                                                57,400               47,118
              Related parties                                                       5,131                3,372
          Accrued interest expense                                                  5,416                5,469
          Accrued marketing expense                                                 6,642               10,642
          Other accrued expenses                                                   15,564               21,421
                                                                               ------------         ------------
           Total current liabilities                                              108,335               89,307
                                                                               ------------         ------------

Long-term debt, less current maturities                                           328,725              326,559

Employee benefit liabilities                                                       11,838               11,464
Other long-term liabilities                                                         2,918                3,622
                                                                               ------------         ------------
                    Total liabilities                                             451,816              430,952
                                                                               ------------         ------------


Mandatorily redeemable common stock, $.01 par value; $2.944
          liquidation Value; 269,080 shares issued and outstanding as of
          June 29, 2002 and December 31, 2001                                         792                  792

Stockholders' deficit:
          Common stock, $.01 par value; 120,000,000 shares authorized as of
            June 29, 2002 and December 31, 2001; 48,269,891 shares issued and
            outstanding as of June 29, 2002 and December 31, 2001                     483                  483

          Additional paid-in capital                                              299,309              299,309
          Advance from stockholder                                                  5,000                  ---
          Accumulated other comprehensive loss                                     (1,806)              (2,540)
          Accumulated deficit                                                    (310,015)            (302,822)
                                                                               ------------         ------------
                    Total stockholders' deficit                                    (7,029)              (5,570)
                                                                               ------------         ------------
Total liabilities and stockholders' deficit                                      $445,579              426,174
                                                                               ============         ============


See accompanying notes to consolidated financial statements.

                             NEW WORLD PASTA COMPANY
                      CONSOLIDATED STATEMENTS OF OPERATIONS
        for the Three and Six months ended June 29, 2002 and July 1, 2001
                                   (unaudited)
                                 (in thousands)

                                                   Three Months Ended                        Six Months Ended
                                            June 29, 2002      July 1, 2001          June 29, 2002       July 1, 2001
                                          ----------------    --------------      -----------------     --------------
Net sales                                  $     99,111            55,931                 192,630            116,182
Cost of sales                                    76,535            39,442                 150,072             81,846
                                          ----------------    --------------      -----------------     --------------

Gross profit                                     22,576            16,489                  42,558             34,336

Selling and marketing expenses                    8,970             6,366                  16,879             13,613
General and administrative expenses               3,377             2,960                   9,235              5,971
Integration costs                                 4,649                --                  11,387                 --
                                          ----------------    --------------      -----------------     --------------

Income from operations                            5,580             7,163                   5,057             14,752
Interest expense, net                             7,998             6,891                  15,792             14,026
                                          ----------------    --------------      -----------------     --------------

Income (loss) before income taxes                (2,418)              272                 (10,735)               726
Income tax expense (benefit)                       (824)              100                  (3,542)               288
                                          ----------------    --------------      -----------------     --------------

Net income (loss)                          $     (1,594)              172                  (7,193)               438
                                          ================    ==============      =================     ==============

See accompanying notes to consolidated financial statements.

                             NEW WORLD PASTA COMPANY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
             for the Six months ended June 29, 2002 and July 1, 2001
                                   (unaudited)
                                 (in thousands)

                                                                          June 29, 2002            July 1, 2001
                                                                        ------------------       -----------------
Cash flows from operating activities:
    Net income (loss)                                                      $   (7,193)                    438

    Adjustmentto reconcile net income (loss) to net cash provided by
              (used in) operating activities:
         Depreciation and amortization                                         10,375                   6,775
         Non-cash interest expense                                              2,808                      --
         Amortization of deferred debt costs                                      736                     658
         Deferred income taxes                                                 (3,129)                     (5)
         Compensation expense from issuance of stock                               --                      55
         Changes in assets and liabilities:
               Trade and other receivables                                      7,683                     906
               Inventories                                                    (20,055)                   (816)
               Prepaid expenses and other current assets                       (1,075)                   (397)
               Other long-term assets                                            (261)                     --
               Accounts payable                                                12,041                   1,088
               Accrued interest expense                                           (53)                    679
               Accrued marketing expense                                       (4,000)                 (4,076)
               Other accrued expenses and other liabilities                    (7,384)                 (2,377)
                                                                        ------------------       -----------------
    Net cash provided by (used in) operating activities                        (9,507)                  2,928
                                                                        ------------------       -----------------
Cash flows from investing activities:
      Acquisition of property, plant and equipment                            (10,960)                 (4,130)
                                                                        ------------------       -----------------
       Net cash used in investing activities                                  (10,960)                 (4,130)
                                                                        ------------------       -----------------

Cash flows from financing activities:
    Proceeds from issuance of debt                                              1,236                     388
    Borrowings from revolver                                                   16,000                      --
    Advance from stockholder                                                    5,000                      --
    Repayment of debt                                                            (981)                 (2,332)
                                                                        ------------------       -----------------
    Net cash provided by (used in) financing activities                        21,255                  (1,944)
                                                                        ------------------       -----------------
Effect of exchange rate changes on cash                                            84                      --
                                                                        ------------------       -----------------
Net increase (decrease) in cash and cash equivalents                              872                  (3,146)
Cash and cash equivalents at beginning of period                                3,127                   9,542
                                                                        ------------------       -----------------
Cash and cash equivalents at end of period                                  $   3,999                   6,396
                                                                        ==================       =================
Supplemental disclosures of cash flow information:
   Cash paid during the periods for:
      Interest                                                              $  12,390                  12,688

Non-cash investing and financing activities:
    Preferred stock dividend                                                       --                   6,849
    Purchase price adjustment                                               $   1,931                      --


See accompanying notes to consolidated financial statements.

                             NEW WORLD PASTA COMPANY
                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIT
                     For the Six months ended June 29, 2002
                                   (unaudited)
                        (in thousands, except share data)

                                                                                           Accumulated
                                    Common Stock           Additional      Advance        Other Com-
                                                            Paid-in          From         prehensive       Accumulated
                                Shares        Amount         Capital     Stockholder        Losses           Deficit         Total
                                ------        ------         -------     -----------        ------           -------         -----
Balance at December 31, 2001  48,269,891      $    483       299,309            --            (2,540)       (302,822)       (5,570)


Net loss                             --            --             --            --                --          (7,193)       (7,193)

Advance from stockholder             --            --             --         5,000                --              --         5,000

Other comprehensive income
       (losses):
Foreign currency
translation
adjustment, net of tax
expense of  $255                     --            --             --            --               407              --           407
Minimum pension liability
  adjustment, net of tax
  benefit of $149                    --            --             --            --              (256)             --          (256)
Net derivative gain, net of
  tax expense of $358                --            --             --            --               583              --           583
                              ------------    ----------   ------------  ------------   ---------------  --------------    ---------

Balance at June 29, 2002      48,269,891      $    483       299,309         5,000            (1,806)       (310,015)       (7,029)
                              ============    ==========   ============  ============   ===============  ==============    =========


See accompanying notes to consolidated financial statements.

NEW WORLD PASTA COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.   Basis of Presentation

     The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the instructions to Form 10-Q and
Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six months ended June 29, 2002 are not necessarily indicative of the results that may be expected for the year ending December 31, 2002. These financial statements should be read in conjunction with management's discussion and analysis of financial condition and results of operations included in Item 2. In addition, for further disclosures, see the audited financial statements and the footnotes thereto included in New World Pasta Company's Annual Report on Form 10-K for the year ended December 31, 2001.

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

3.   Inventories

     In the fourth quarter of 2001, the Company changed its method of accounting for certain raw material inventories from the last-in, first-out ("LIFO") method to the first-in, first-out ("FIFO") method. The new method of accounting for these inventories was adopted because the FIFO method of valuing inventories more clearly follows the actual usage of the components of inventory in the production process and more closely matches actual costs and revenues resulting in an enhanced measurement of operating results. The prior year financial information has been restated to apply the new method retroactively.

     The effect of the accounting change on net income as previously reported for the three and six months ended July 1, 2001 is as follows (in thousands):

                                                    Three Months Ended           Six Months Ended
                                                       July 1, 2001                July 1, 2001
                                                  ------------------------     ---------------------
           Net income as previously reported                        $12                       278
           Adjustment for effect of change in
            accounting principle that is
            applied retroactively, net of tax
           of $93 and $93, respectively                             160                       160
                                                  ------------------------     ---------------------
           Net income                                             $ 172                       438
                                                  ========================     =====================


 The components of inventories are as follows (in thousands):

                                                       June 29, 2002             December 31, 2001
                                                   -----------------------     ---------------------
             Raw materials                                    $  16,909                   12,133
             Work in process                                      1,146                      581
             Finished goods                                      44,514                   29,800
                                                   -----------------------     ---------------------

                  Total inventories                           $  62,569                   42,514

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

     As a result of the Acquisition, the Company assumed a co-pack agreement with H.J. Heinz Company of Canada, Ltd. ("Heinz Canada") to produce certain sauces at the Company's Montreal, Canada facility. As amended, the Agreement was to expire in April 2003, although it could be terminated earlier upon advance notice. Heinz Canada provided notice that it would terminate the agreement, which resulted in the cessation of the production of sauce for Heinz Canada at the Company's Montreal facility in May 2002. The costs associated with the shutdown of this portion of the Company's operations is estimated to be $1.9 million, and primarily represents severance costs related to employees who worked with the sauce business. The costs were accrued for in the second quarter of 2002 as an adjustment to the purchase price allocation for property, plant and equipment acquired in the Acquisition.

     The following summarizes the accrual balances as of December 31, 2001, the additional accrual recorded in the second quarter of 2002, and cash payments made during the six months ended June 29, 2002 (in thousands):

                                        Accrual                                                   Remaining
                                      Balance at             Additional                          Accruals at
                                   December 31, 2001      Provision in 2002    Cash Payments    June 29, 2002
                                 --------------------   -------------------  ----------------  -----------------
     Severance costs                    $  1,703                 1,401          (2,287)                817

     Contractual obligations and
       other facility exit costs             520                   530            (465)                585
                                 --------------------   ---------------      ----------------  -----------------

     Total                              $  2,223                 1,931          (2,752)              1,402
                                 ====================   ===============      ================  =================


During 2001, the Company also recorded a restructuring and integration charge of $20.1 million, including $17.4 million for restructuring and $2.7 million for integration costs. The restructuring relates to the closure of the Company's manufacturing facilities in Lebanon (Pennsylvania), Louisville (Kentucky) and Omaha (Nebraska) in connection with the integration of the Borden Pasta Brands acquisition. The closing of the facilities was announced in September 2001. The Lebanon plant ceased operations during the fourth quarter of 2001, and it is currently anticipated that the Louisville plant will cease operations in 2002. Management anticipates that the Omaha plant will close during the first half of 2003. The restructuring anticipates that personnel employed at the facilities will be displaced. Included in the restructuring charge is a non-cash charge of $12.7 million for the impairment of equipment, and accruals for cash charges of $4.7 million. Additional costs incurred and cash payments made during the six months ended June 29, 2002 are as follows (in thousands):

                                        Accrual                                                   Remaining
                                      Balance at             Additional                          Accruals at
                                   December 31, 2001      Costs Incurred      Cash Payments    June 29, 2002
                                 --------------------   -------------------  --------------   ---------------
     Severance costs                    $   1,561                  --             (580)                981
     Contractual obligations and
          other facility exit
     costs                                  1,891                  --             (834)              1,057
                                   -----------------     ---------------    --------------    ---------------

     Total restructuring charges            3,452                  --           (1,414)              2,038

     Integration costs                         --              11,387          (11,387)                 --
                                   -----------------     ---------------    --------------    ---------------

     Total restructuring and            $   3,452              11,387          (12,801)              2,038
                                   =================     ===============    ==============    ===============

          integration costs                $   3,452              11,387          (12,801)              2,038
                                   ====================     ===============    ==============    ===============

     The integration costs are predominately equipment relocation costs and transitional costs due to the shift of production and warehousing of products among remaining facilities due to the Acquisition and the restructuring plan.


5.  Loans Payable

     During the first six months of 2002, the Company borrowed $16.0 million under the existing revolving loan facility, which expires in 2005. The effective interest rate on the borrowing as of June 29, 2002 was 5.2%.

     The Company has established credit lines with financial institutions in Italy to support its working capital needs in Italy. The two credit facilities have approved borrowing up to Euros 2.6 million, and are not collateralized. The credit lines bear interest at various rates ranging from 5.5% to 8.0%, depending on the nature of the borrowing. As of June 29, 2002, the total amount outstanding on the credit lines was US $0.5 million.

6.  Advance from Stockholder

     In June 2002 and July 2002, the Company received $5.0 million and $2.5 million, respectively, from New World Pasta, LLC, the Company's majority stockholder, as advance payments for the purchase of additional equity in the Company. In consideration for such advance payments, the Company's Board of Directors approved on July 26, 2002 the sale to New World Pasta, LLC of 3,475,335 shares of common stock of the Company. As a result of such issuance, the Company's minority stockholders who are parties to the Company's Stockholders Agreement, Miller Pasta, LLC and Hershey Chocolate & Confectionery Corporation, will have the right, but not the obligation, to purchase up to an aggregate of 468,221 additional shares of common stock of the Company at a per share price equal to the price paid by New World Pasta, LLC.

7.    Segment Reporting

     The Company operates in one industry segment: the manufacture and sale of quality pasta products.

     The Company has operations in three geographic segments: United States, Canada and all other. The Company manages the non-U.S. operations as separate segments of the business. The table below represents the Company's operating results by segment (in thousands):

                                                  Three Months Ended                    Six Months Ended
                                                    June 29, 2002                        June 29, 2002
                                              ---------------------------          ---------------------------
        Net sales:
                 U.S.                                       $  78,754                              149,035
                 Canada                                        12,820                               29,038
                 Other                                          7,537                               14,557
                                              ---------------------------          ---------------------------

                 Total                                      $  99,111                              192,630
                                              ===========================          ===========================

        Income (loss) from operations:

                 U.S.                                       $   6,681                                7,018
                 Canada                                          (912)                              (1,396)
                 Other                                           (189)                                (565)
                                              ---------------------------          ---------------------------

                 Total                                       $  5,580                                5,057
                                              ===========================          ===========================

        Total assets as of June 29, 2002:

                 U.S.                                                                              390,029
                 Canada                                                                             35,846
                 Other                                                                              19,704
                                                                                   ---------------------------

                 Total                                                                             445,579
                                                                                   ===========================

8.  Comprehensive Income (Loss)

    Comprehensive income (loss) is determined as follows (in thousands):


                                                         Three Months Ended                    Six Months Ended
                                                    June 29, 2002      July 1, 2001      June 29, 2002       July 1, 2001
                                                   ---------------    --------------    ---------------     --------------
     Net income (loss)                             $   (1,594)               172            (7,193)              438
     Other comprehensive losses:
        Foreign currency translation
          adjustments, net of tax expense of
          $303 and $255 for the three and six
          months ended June 29, 2002
          respectively.                                   477                 --               407                --
        Minimum pension liability adjustment,
          net of tax benefit of $0 and $149 for
          the three and six months ended June 29,
          2002, respectively.                              --                 --              (256)               --
        Net derivative gain (loss), net of
          tax expense of $184 and $358 for the
          three and six months ended June 29, 2002,
          respectively, and net of tax expense of
          $116 and tax benefit of $307 for the
          three and six months ended July 1, 2001,
          respectively.                                   299                190               583              (501)
                                                  ---------------    --------------    --------------     ---------------

     Comprehensive income/(loss)                      $  (818)               362            (6,459)              (63)
                                                  ===============    ==============    ==============     ===============

9.   New Accounting Standards

     In November 2001, the Emerging Issues Task Force ("EITF") finalized Issue No. 01-9 "Accounting for Consideration Given by a Vendor to a Customer (Including a Reseller of the Vendor's Products)," which codified the matters discussed in Issue No. 00-14, "Accounting for Certain Sales Incentives" and Issue No. 00-25, "Vendor Income Statement Characterization of Consideration from a Vendor to a Retailer." Issue No. 01-9 provides guidance on accounting for certain promotional activities, as well as the accounting for certain consideration from a vendor to an entity that resells the vendor's products. The Company implemented the requirements of this pronouncement in the first quarter of 2002. This pronouncement had a significant impact on the manner in which certain expenses are recorded in the Company's financial statements. Specifically, certain amounts previously reported as selling and marketing expense have been reported as a reduction to net sales. The effect of Issue No. 01-9 was to reduce net sales and selling and marketing expenses by $26.0 million and $13.7 million for the three months ended June 29, 2002 and July 1, 2001, respectively, and $50.7 million and $29.8 million for the six months ended June 29, 2002 and July 1, 2001, respectively.

     In June 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 142, "Goodwill and Other Intangible Assets." Under SFAS No. 142, the Company will no longer amortize goodwill, but instead will test those assets for impairment at least annually. Intangible assets with definite useful lives will be amortized over such lives. The Company adopted SFAS No. 142 effective January 1, 2002. As a result of adopting SFAS No. 142, the Company has ceased amortization of its goodwill. As required by SFAS No. 142, the Company evaluated the carrying value of its goodwill as of January 1, 2002, and has concluded that it was not impaired.

     As a result of the adoption of the new accounting method for goodwill described above, the effect of the accounting changes on net income (loss) as reported for the three and six months ended June 29, 2002 and July 1, 2001 are as follows (in thousands):

                                              Three Months Ended                     Six Months Ended
                                       June 29, 2002        July 1, 2001      June 29, 2002       July 1, 2001
                                       ---------------      -------------    ----------------     -------------
    Net income (loss)                     $  (1,594)               172             (7,193)               438
    Add back: Goodwill amortization
      net of tax of $115 and $230,
      for the three and six months
      ended, July  1, 2001,
      respectively                               --                188                 --                375
                                       ---------------      -------------    ----------------     -------------
    Adjusted net income (loss)            $  (1,594)               360             (7,193)               813
                                       ===============      =============    ================     =============

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

     In July 2002, the FASB issued SFAS No.146, "Accounting for Costs Associated with Exit or Disposal Activities." This Statement addresses the financial accounting and reporting of expenses related to restructuring activities initiated after 2002, and applies to costs associated with an exit activity (including restructuring) or with a disposal of long-lived assets. Those activities can include eliminating or reducing product lines, terminating employees and contracts, and relocating plant facilities or personnel. Under SFAS No. 146, a company will record a liability for a cost associated with an exit or disposal activity when the liability is incurred and can be measured at fair value. The provisions of this Statement are effective prospectively for exit or disposal activities initiated after December 31, 2002. The Company has not determined the impact of adoption of this Statement on future periods.

10.   Subsidiary Financial Information

      As of June 29, 2002, the Company had six wholly-owned subsidiaries (collectively, the "Subsidiaries"). Certain of these Subsidiaries have, jointly and severally, fully and unconditionally guaranteed the obligations of the Company with respect to the Company's outstanding 9.25% senior subordinated notes due 2009 ("Notes"). The covenants of the Notes and the Company's credit facility do not restrict the ability of the Subsidiaries to make cash distributions to the Company. Set forth below is consolidating financial information for the parent company, subsidiaries that are guarantors of the Notes and all other subsidiaries. The consolidating financial information may not necessarily be indicative of the results of operations or financial position had the Subsidiaries operated as independent entities.

                                                                             Subsidiary
Balance Sheets - as of June 29, 2002                                         Guarantors          All Other
                                                               Parent          of Debt         Subsidiaries        Total
                                                             -----------    --------------     --------------    -----------
                                                                                      (in thousands)
ASSETS
Current assets:
     Cash and cash equivalents                               $   1,657              20               2,322           3,999
     Trade and other receivables, net                           40,706             766              17,514          58,986
     Inventories                                                47,946           3,676              10,947          62,569
     Prepaid expenses and other current assets                   2,539              11               1,376           3,926
     Deferred income taxes                                      12,391             164                (144)         12,411
                                                             -----------    --------------     --------------    -----------
  Total current assets                                         105,239           4,637              32,015         141,891
                                                             -----------    --------------     --------------    -----------

Property, plant and equipment, net                              81,940          29,346              19,291         130,577
Deferred income taxes                                           97,443          (5,869)               (926)         90,648
Intangible assets and other assets, net                         71,667              --               4,209          75,876
Deferred debt costs, net                                         6,587              --                  --           6,587
                                                             -----------    --------------     --------------    -----------
  Total assets                                                $362,876          28,114              54,589         445,579
                                                             ===========    ==============     ==============    ===========

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current liabilities:
   Loans payable and current portion of long-term debt       $  17,707              --                 475          18,182
   Accounts payable:
      Trade                                                     36,892             665              19,843          57,400
      Related parties                                            5,131              --                  --           5,131
   Accrued interest expense                                      5,265              --                 151           5,416
   Accrued marketing expense                                     4,460              --               2,182           6,642
   Other accrued expenses                                       12,224             356               2,984          15,564
                                                             -----------    --------------     --------------    -----------
    Total current liabilities                                   81,679           1,021              25,635         108,335
                                                             -----------    --------------     --------------    -----------

Long term-debt, less current maturities                        328,725              --                  --         328,725
Employee benefit liabilities                                    10,522              --               1,316          11,838
Other long-term liabilities                                        871              --               2,047           2,918
                                                             -----------    --------------     --------------    -----------
           Total liabilities                                   421,797           1,021              28,998         451,816
                                                             -----------    --------------     --------------    -----------

Mandatorily redeemable common stock                                792              --                  --             792
Stockholders' equity (deficit):
    Intercompany                                               (55,008)         26,847              28,161              --
    Common stock                                                   483              --                  --             483
    Additional paid-in-capital                                 299,309              --                  --         299,309
    Advance from stockholder                                     5,000              --                  --           5,000
    Accumulated other comprehensive losses                      (1,607)             --                (199)         (1,806)
    Accumulated deficit                                       (307,890)            246              (2,371)       (310,015)
                                                             -----------    --------------     --------------    -----------
   Total stockholders' equity (deficit)                        (59,713)         27,093              25,591          (7,029)
                                                             -----------    --------------     --------------    -----------
Total liabilities and stockholders' equity (deficit)          $362,876          28,114              54,589         445,579
                                                             ===========    ==============     ==============    ===========

                                                                           Subsidiary
Statements of Operations                                                   Guarantors         All Other
                                                            Parent           of Debt         Subsidiaries        Total
                                                          ------------    --------------    ---------------    ----------
For the six months ended June 29, 2002

Net sales                                                  $113,553           36,879             42,198          192,630
Cost of sales                                                80,143           31,476             38,453          150,072
                                                          ------------    --------------    ---------------    ----------

Gross profit                                                 33,410            5,403              3,745           42,558
Selling and marketing expenses                               12,215            1,653              3,011           16,879
General and administrative expenses                           5,370            2,213              1,652            9,235
Integration costs                                             8,791            1,421              1,175           11,387
                                                          ------------    --------------    ---------------    ----------

Income (loss) from operations                                 7,034              116             (2,093)           5,057
Interest expense, net                                        15,738               --                 54           15,792
                                                          ------------    --------------    ---------------    ----------

Income (loss) before income taxes                            (8,704)             116             (2,147)         (10,735)
Income tax expense (benefit)                                 (3,353)              45               (234)          (3,542)
                                                          ------------    --------------    ---------------    ----------

Net income (loss)                                          $ (5,351)              71             (1,913)          (7,193)
                                                          ============    ==============    ===============    ==========

                                                                           Subsidiary
Statements of Cash Flows                                                   Guarantors         All Other
                                                            Parent           of Debt         Subsidiaries        Total
                                                          ------------    --------------    ---------------    ----------

For the six months ended June 29, 2002

Cash flows from operating activities:

    Net income (loss)                                     $  (5,351)              71             (1,913)          (7,193)

    Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:

    Depreciation and amortization                             9,079               --              1,296           10,375
    Non-cash interest expense                                 2,808               --                 --            2,808
    Amortization of deferred debt costs                         736               --                 --              736
    Deferred income taxes                                    (9,010)           5,869                 12           (3,129)
    Changes in assets and liabilities:
     Trade and other receivables                              2,308             (244)             5,619            7,683
     Inventories                                            (18,817)              --             (1,238)         (20,055)
     Prepaid expenses and other current assets               (1,160)              --                 85           (1,075)
     Other long-term assets                                     (31)              --               (230)            (261)
     Accounts payable                                        18,320           (5,708)              (571)          12,041
     Accrued interest expense                                  (202)              --                149              (53)
     Accrued marketing expense                               (4,022)              --                 22           (4,000)
     Other accrued expenses and other liabilities            (5,908)              12             (1,488)          (7,384)
                                                          ------------    --------------    ---------------    ----------

    Net cash provided by (used in) operating activities     (11,250)               -              1,743           (9,507)
                                                          ------------    --------------    ---------------    ----------

Cash flows from investing activities:

    Acquisition of property, plant and equipment             (8,987)              --             (1,973)         (10,960)
                                                          ------------    --------------    ---------------    ----------
    Net cash used in investing activities                    (8,987)              --             (1,973)         (10,960)
                                                          ------------    --------------    ---------------    ----------

Cash flows from financing activities:

    Proceeds from issuance of debt                              761               --                475            1,236
    Borrowing from revolver                                  16,000               --                 --           16,000
    Advance from stockholder                                  5,000               --                 --            5,000
    Repayment of debt                                          (981)              --                 --             (981)
                                                          ------------    --------------    ---------------    ----------

    Net cash provided by financing activities                20,780               --                475           21,255
                                                          ------------    --------------    ---------------    ----------

Effect of exchange rate on cash                                  --               --                 84               84
                                                          ------------    --------------    ---------------    ----------
Net increase in cash and cash equivalents                       543                -                329              872
Cash and cash equivalents at beginning of period              1,114               20              1,993            3,127
                                                          ------------    --------------    ---------------    ----------
Cash and cash equivalents at end of period                $   1,657               20              2,322            3,999
                                                          ============    ==============    ===============    ==========

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

      .  High level of indebtedness;

      .  Increased demand for working capital due to inventory buildup;

      .  Possible conflicts of interest;

      . Reliance on a limited number of vendors for raw material procurement and supply;

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

General

     New World Pasta is the largest manufacturer, marketer, and distributor of dry pasta and noodles in North America; manufactures, markets, and distributes dry pasta in Italy; and distributes dry pasta in approximately 30 countries around the world. While much of New World Pasta's dry pasta sales are in the grocery channel, which includes both branded and private-label products, the Company also participates in the alternative retail (which includes mass merchants, drug stores and club stores), foodservice, and industrial channels.

     New World Pasta's primary business is the production of dry pasta, which the Company markets and sells under various regional brands throughout the world. Many of the principal brands, including RONZONI, CREAMETTE, SAN GIORGIO, AMERICAN BEAUTY, and CATELLI are among the top-selling brands in their respective markets according the IRI. Other popular brands include SKINNER, PRINCE, P&R, IDEAL, SPLENDOR, MRS. WEISS', LANCIA, ALBADORO and MONDER.

     Through its brands, New World Pasta holds a national market share in the U.S. of approximately 32% of the retail dry pasta market (on a dollar basis), as measured by IRI, for the 52 weeks ended May 26, 2002, which is over two times that of the closest competitor. In Canada, the Company's dry pasta brands represent a market share of approximately 41% of the retail dry pasta market (on a dollar basis) for the 52 weeks ended May 18, 2002, which is three times larger than that of the closest competitor.

Results of Operations

Three Months Ended June 29, 2002 Compared With Three Months Ended July 1, 2001

     Net Sales
     ---------

     Net sales (net of effect of sales promotions as defined by EITF Issue No. 01-9) for the second quarter of 2002 increased by $43.2 million, or 77.2%, from the second quarter of 2001, primarily due to the Acquisition. Excluding the impact of the Acquisition, net sales increased by $2.6 million, or 4.7%, from the second quarter of 2001. The increase is primarily due to increased shipments as a result of improved effectiveness with our sales promotion activities. These sales promotion activities were largely withdrawn during the first quarter of 2002, but were reinstated subsequent to April 15, 2002.

     Cost of Sales
     -------------

     Cost of sales for the second quarter of 2002 increased by $37.1 million, or 94.0%, from the second quarter of 2001, primarily due to the Acquisition. Excluding the impact of the Acquisition, cost of sales increased by $1.4 million, or 3.5%, from the second quarter of 2001. Cost of sales increased as a result of higher sales volumes, partially offset by reduced overhead costs at the manufacturing facilities.

     Gross Profit
     ------------

     Gross profit for the second quarter of 2002 increased by $6.1 million, or 36.9%, from the second quarter of 2001, primarily due to the Acquisition. Gross profit as a percentage of net sales decreased to 22.8% for the second quarter of 2002 from 29.5% for the second quarter of 2001, primarily due to lower margins with the acquired brands. Excluding the impact of the Acquisition, gross profit increased by $1.3 million, or 7.6%, from the second quarter of 2001, as a result of increased volumes and lower costs. Excluding the impact of the Acquisition, gross profit as a percentage of net sales increased to 30.3% for the second quarter of 2002 from 29.5% in the second quarter of 2001.

     Selling and Marketing Expenses
     ------------------------------

     Selling and marketing expenses (excluding the effect of sales promotions as defined by EITF Issue No. 01-9) for the second quarter of 2002 increased by $2.6 million, or 40.9%, from the second quarter of 2001, primarily due to the Acquisition. Excluding the impact of the Acquisition, sales and marketing expenses increased by $0.2 million, or 3.4%, as compared to the second quarter of 2001, in relation to the increase in sales volumes.

     General and Administrative Expenses
     -----------------------------------

     General and administrative expenses for the second quarter of 2002 increased by $0.4 million, or 14.1%, from the second quarter of 2001, primarily due to administrative support of foreign operations and higher amortization costs for the intangible assets acquired in the Acquisition, partially offset by the discontinuance of goodwill amortization.

      Integration Costs
      -----------------

      During the third quarter of 2001, as a result of the Acquisition, the Company implemented a plan to restructure its operations. The Company announced the closing of three of its pre-Acquisition plants and two plants acquired in the Acquisition, and has restructured the staffing and organization of certain other plants. This plan is expected to be completed in 2003, and is expected to cost approximately $35 million. Since the third quarter of 2001, the Company has incurred a cumulative amount of $17.4 million and $14.1 million in restructuring and integration costs, respectively, associated with this plan through June 29, 2002, which includes $4.6 million of integration costs incurred in the second quarter of 2002.

      Income from Operations
      ----------------------

      Income from operations for the second quarter of 2002 was $5.6 million, compared to $7.2 million for the second quarter of 2001. Excluding the impact of the integration costs, totaling $4.6 million, income from operations was $10.2 million for the second quarter of 2002. The increase of $3.0 million (on an as-adjusted basis) is primarily due to $6.1 million in additional gross profit ($5.0 million generated from the Acquisition), offset by increased sales and marketing spending of $2.6 million ($2.4 million to support the acquired businesses), and increased general and administrative expenses of $0.4 million.

      Interest Expense,  Net
      ----------------------

      Interest expense, net, for the second quarter of 2002 increased by $1.1 million, or 16.1%, from the second quarter of 2001, as a result of higher debt levels due to the Acquisition, partially offset by lower interest rates during the quarter.

      Income Tax Expense (Benefit)
      ----------------------------

      The income tax benefit of $0.8 million for the second quarter of 2002 reflects the application of the estimated annual effective income tax rate for the U.S., Canada, and Italy to the respective year-to-date income (loss) before income taxes, adjusted for a valuation allowance of $0.1 million for foreign income tax benefits that management believes are unlikely to be realized. The prior year second quarter income tax expense reflected the application of the estimated annual effective income tax rate to the year-to-date income before income taxes. There were no foreign subsidiaries or foreign income taxes in the second quarter of 2001.

      Net Income (Loss)
      -----------------

      The Company reported a net loss of $1.6 million for the second quarter of 2002 compared to net income of $0.2 million in the second quarter of 2001. The change in net income (loss) of $1.8 million is primarily attributed to the integration charge of $4.6 million, the increase in sales and marketing expenses of $2.6 million, the increase in general and administrative expenses of $0.4 million, and the increase in interest expense of $1.1 million, partially offset by the increase in gross profit of $6.0 million, and the tax benefit of $0.8 million.

Six Months Ended June 29, 2002 Compared With Six Months Ended July 1, 2001

      Net Sales
      ---------

      Net sales (net of effect of sales promotions as defined by EITF Issue No. 01-9) for the first six months of 2002 increased by $76.4 million, or 65.8%, from the same period in 2001, primarily due to the Acquisition. Excluding the impact of the Acquisition, net sales decreased by $2.6 million, or 2.3%, from the first six months of 2001. The decrease is attributed to reduced shipments in the first quarter of 2002 as a result of the Company's decision to withdraw sales promotional activities on certain pasta brands from February 15 to April 15, 2002. The promotional activities were reinstated subsequent to April 15, and for the second quarter of 2002, net sales increased by 4.7% over the second quarter of 2001, exclusive of the Acquisition.

      Cost of Sales
      -------------

      Cost of sales for the first six months of 2002 increased by $68.2 million, or 83.4%, from the same period in 2001, primarily due to the Acquisition. Excluding the impact of the Acquisition, cost of sales decreased by $1.7 million, or 2.1%, from the first six months of 2001, primarily due to the 2.3% decrease in net sales.

      Gross Profit
      ------------

      Gross profit for the first six months of 2002 increased by $8.2 million, or 23.9%, from the same period in 2001, primarily due to the Acquisition. Gross profit as a percentage of net sales decreased to 22.1% for the first six months of 2002 from 29.6% for the same period in 2001, primarily due to lower margins with the acquired brands. Excluding the impact of the Acquisition, gross profit decreased by $0.9 million, or 2.7%, from the same period in 2001, as a result of the 2.3% decline in net sales as discussed above. Excluding the impact of the Acquisition, gross profit as a percentage of net sales was 29.4% for the first six months of 2002 and 29.6% for the same period in 2001.

      Selling and Marketing Expenses
      ------------------------------

      Selling and marketing expenses (excluding the effect of sales promotions as defined by EITF Issue No. 01-9) for the first six months of 2002 increased by $3.3 million, or 24.0%, from the same period in 2001, primarily due to the Acquisition. Excluding the impact of the Acquisition, sales and marketing expenses decreased by $1.4 million, or 10.3%, as compared to the first six months of 2001, as part of the Company's strategy to control spending during a period of lower sales volumes.

      General and Administrative Expenses
      -----------------------------------

      General and administrative expenses for the first six months of 2002 increased by $3.3 million, or 54.7%, from the same period in 2001, primarily due to administrative support of foreign operations, growth of the Company's infrastructure to support acquired businesses, and higher amortization costs for the intangible assets acquired in the acquisition, offset by the discontinuance of goodwill amortization.

      Integration Costs
      -----------------

      During the third quarter of 2001, as a result of the Acquisition, the Company implemented a plan to restructure its operations. The Company announced the closing of three of its pre-Acquisition plants and two plants acquired in the Acquisition, and has restructured the staffing and organization of certain other plants. This plan is expected to be completed in 2003, and is expected to cost approximately $35 million. The Company has incurred a cumulative amount of $17.4 million and $14.1 million in restructuring and integration costs, respectively, associated with this plan through June 29, 2002, which includes $11.4 million of integration costs incurred in the first six months of 2002.

      Income from Operations
      ----------------------

      Income from operations for the first six months of 2002 was $5.1 million, compared to $14.8 million for the same period in 2001. Excluding the impact of the integration costs, totaling $11.4 million, income from operations was $16.5 million for the first six months of 2002. The increase of $1.7 million (on an as-adjusted basis) is primarily due to $8.2 million in additional gross profit ($9.1 million generated from the Acquisition), offset by increased sales and marketing spending of $3.3 million ($4.7 million to support the acquired businesses), and increased general and administrative expenses of $3.3 million.

      Interest Expense, Net
      ---------------------

      Interest expense, net, for the first six months of 2002 increased by $1.8 million, or 12.6%, from the same period in 2001, as a result of higher debt levels due to the Acquisition, partially offset by lower interest rates during the first six months of 2002.

     Income Tax Expense (Benefit)
     ----------------------------

     The income tax benefit of $3.5 million for the first six months of 2002 reflects the application of the estimated annual effective income tax rate for the U.S., Canada, and Italy to the respective year-to-date income (loss) before income taxes, adjusted for a valuation allowance of $0.3 million for state and foreign income tax benefits that management believes are unlikely to be realized. The prior year first six months' income tax expense reflected the application of the estimated annual effective income tax rate to the year-to-date income before income taxes. There were no foreign subsidiaries or foreign income taxes in the first six months of 2001.

     Net Income (Loss)
     -----------------

     The Company reported a net loss of $7.2 million for the first six months of 2002 compared to net income of $0.4 million for the same period in 2001. The change in net income (loss) of $7.6 million is primarily attributed to the integration charge of $11.4 million, the increase in sales and marketing expenses of $3.3 million, and the increase in general and administrative expenses of $3.3 million, and the increase in interest expense of $1.8 million, offset by the increase in gross profit of $8.2 million, and the increase in the tax benefit of $3.8 million.

Liquidity and Capital Resources
-------------------------------

     Our primary sources of liquidity are cash provided by operations and borrowings under the Company's credit facility. Cash and cash equivalents totaled $4.0 million at June 29, 2002, and $3.1 million at December 31, 2001; working capital was $33.6 million at June 29, 2002 compared to $38.5 million at December 31, 2001. The current ratio was 1.3 at June 29, 2002 compared to 1.4 at December 31, 2001.

     Net cash used in operating activities was $9.5 million for the six months ended June 29, 2002 compared to net cash provided of $2.9 million for the similar period in 2001. The increase in cash used in operations of $12.4 million is due primarily to the net loss of $7.2 million, an increase in inventories by $20.1 million in anticipation of expected increases in future demand due to seasonality lifts in the third and fourth quarters, and a decrease in accrued liabilities of $6.6 million, partially offset by a decrease in accounts receivable by $7.7 million and an increase in accounts payable by $12.0 million.

     Net cash used in investing activities totaled $11.0 million for the six months ended June 29, 2002 versus $4.1 million for the same period in 2001. The increase is due to higher capital spending levels at the production facilities associated with the Company's plant restructuring.

     Net cash provided by financing activities for the six months ended June 29, 2002 totaled $21.2 million, of which $16.0 million pertains to borrowing from the Company's revolver to meet short-term working capital requirements, and $5.0 million of funding represents additional capital contributed by the Company's major stockholder. An additional $4.0 million was available under the revolving credit facility at June 29, 2002. The Company also has an additional $2.1 million available on the credit lines in Italy. The Company believes that cash generated from operations together with amounts available under its credit facility is sufficient to meet its needs for cash for the foreseeable future.

     In June 2002 and July 2002, the Company received $5.0 million and $2.5 million, respectively, from New World Pasta, LLC, the Company's majority stockholder, as advance payments for the purchase of additional equity in the Company. In consideration for such advance payments, the Company's Board of Directors approved on July 26, 2002 the sale to New World Pasta, LLC of 3,475,335 shares of common stock of the Company. As a result of such issuance, the Company's minority stockholders who are parties to the Company's Stockholders Agreement, Miller Pasta, LLC and Hershey Chocolate & Confectionery Corporation, will have the right, but not the obligation, to purchase up to an aggregate of 468,221 additional shares of common stock of the Company at a per share price equal to the price paid by New World Pasta, LLC.

     The following table summarizes our contractual obligations as of June 29, 2002:

                                                                         Payments Due by Period
                                                       ----------------------------------------------------------------
    Contractual Obligations                                                                                 After 5
        (in thousands)                   Total             1 Year           2-3 Years       4-5 Years         Years
--------------------------------     --------------    --------------    ------------    -------------    -------------
Long-term debt                        $  356,082          17,760             2,570          175,752          160,000
Operating leases                           8,188           6,528             1,483              177                0
                                     --------------    --------------    ------------    -------------    -------------

Total contractual obligations         $  364,270          24,288             4,053          175,929          160,000
                                     ==============    ==============    ============    =============    =============


ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     The Company is subject to market risk associated with some commodity prices and changes in interest rates. We do not currently have and do not expect to enter into any derivative instruments to manage commodity price risks. To manage the risk of fluctuations in interest rates, our borrowings are a mix of fixed and floating rate obligations. This includes the $160.0 million of notes that bear interest at a 9.25% fixed rate and are due 2009, a Term Loan (current principal balance of $124.3 million), and a revolving credit line (current balance of $16.0 million) that bear interest at a floating rate. On June 29, 2002, the effective interest rate on the Term Loan and the revolving credit line was 5.88% and 5.13%, respectively. In May 1999, the Company entered into an interest rate swap agreement that converted $50.0 million of this floating interest rate debt to a fixed rate. The interest rate on the portion of the debt covered by the swap was approximately 8.9%. The swap agreement expired June 2, 2002. At June 29, 2002, the fair market value of the 9.25% Notes approximates 95% of the current carrying amount, and the fair market value of the Term Loan B approximates 99.6% of the current carrying amount. The Term Loan C fair value approximates its current carrying amount. A one-percent change in the variable effective rate on the Term Loan B has an annualized impact of approximately $1.0 million for 2002.

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

     None.

ITEM 5.    OTHER INFORMATION

     None.

ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K

a)  Exhibits:

        99.1   Certification of Chief Executive Officer pursuant to 18 U.S.C.
               Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

        99.2   Certification of Chief Financial Officer pursuant to 18 U.S.C.
               Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

b)  Reports on Form 8-K.

           None.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                       NEW WORLD PASTA COMPANY


           Date:   August 13, 2002     /s/ Wayne Robison
                                       -----------------------------------------
                                       Wayne Robison
                                       Vice President, Finance
                                       Chief Financial Officer and Treasurer

                   August 13, 2002     /s/ Timothy E. Flake
                                       -----------------------------------------
                                       Timothy E. Flake
                                       Controller and Chief Accounting Officer